Form 10-Q
period 2006-03-31
UNION DRILLING INC
filed 2006-05-12
CIK 1133260

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 000-51630

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

                                  817-735-8793
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act). Yes [ ] No [X]

As of May 12, 2006, there were 21,166,109 shares of common stock, par value
$0.01 per share, of the registrant issued and outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              UNION DRILLING, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                               MARCH 31,    DECEMBER 31,
                                                                                 2006           2005
                                                                             ------------   ------------
                                                                              (UNAUDITED)

ASSETS:

CURRENT ASSETS:
   Cash and cash equivalents                                                 $    302,798   $  2,388,276
   Accounts receivable (net of allowance for doubtful accounts of $358,436
      and $313,436 at March 31, 2006 and December 31, 2005, respectively)      36,321,745     27,579,254
   Accounts receivable - related party                                                 --        481,657
   Inventories                                                                  1,167,325        860,208
   Prepaid expenses and deposits                                                3,364,048      4,930,431
   Deferred taxes                                                               5,660,365     10,542,730
                                                                             ------------   ------------
Total current assets                                                           46,816,281     46,782,556
Goodwill                                                                        5,362,070      5,424,793
Intangible assets (net of accumulated amortization of $270,000 and
   $202,500 at March 31, 2006 and December 31, 2005, respectively)              3,730,000      3,797,500
Property, buildings and equipment (net of accumulated depreciation of
   $50,845,349 and $46,250,906 at March 31, 2006 and
   December 31, 2005, respectively)                                           136,640,799    120,783,092
Other assets                                                                      622,586        700,409
                                                                             ------------   ------------
Total assets                                                                 $193,171,736   $177,488,350
                                                                             ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
   Accounts payable                                                          $ 12,770,369   $  9,240,626
   Current portion of long-term obligations                                     2,212,731      2,013,956
   Current portion of other obligations                                         2,406,309      3,308,678
   Current portion of advances from customers                                   1,010,308      1,265,067
   Accrued expense and other liabilities                                        6,028,151      5,353,308
                                                                             ------------   ------------
Total current liabilities                                                      24,427,868     21,181,635
Revolving credit facility                                                       5,203,683             --
Long-term obligations                                                           5,865,468      5,812,028
Deferred taxes                                                                 17,903,178     17,916,781
Advances from customers                                                           138,605        138,605
                                                                             ------------   ------------
Total liabilities                                                              53,538,802     45,049,049
STOCKHOLDERS' EQUITY:
   Common stock, par value $.01 per share; 75,000,000 shares
      authorized; 21,166,109 shares issued and outstanding at March 31,
      2006 and December 31, 2005                                                  211,661        211,661
   Additional paid in capital                                                 133,603,527    133,381,395
   Retained earnings (deficit)                                                  5,817,746     (1,153,755)
                                                                             ------------   ------------
Total stockholders' equity                                                    139,632,934    132,439,301
                                                                             ------------   ------------
Total liabilities and stockholders' equity                                   $193,171,736   $177,488,350
                                                                             ============   ============

          See accompanying notes to consolidated financial statements.

                              UNION DRILLING, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                  Three Months Ended
                                                      March 31,
                                              -------------------------
                                                  2006          2005
                                              -----------   -----------
REVENUES
Nonaffiliates                                 $56,578,651   $15,351,477
Related party                                          --     1,812,262
                                              -----------   -----------
   Total revenues                              56,578,651    17,163,739
                                              -----------   -----------
COST AND EXPENSES
Drilling operations                            34,968,016    12,786,332
Depreciation and amortization                   5,187,254     2,106,574
General and administrative                      4,700,854     1,974,770
                                              -----------   -----------
   Total cost and expenses                     44,856,124    16,867,676
                                              -----------   -----------
   Operating income                            11,722,527       296,063
Interest expense                                     (632)     (152,744)
Gain on sale of assets                             81,556        56,719
Other income                                       36,812        41,683
                                              -----------   -----------
   Income before income taxes                  11,840,263       241,721
Income tax expense                              4,868,762            --
                                              -----------   -----------
   Net income                                 $ 6,971,501   $   241,721
                                              ===========   ===========
Earnings per common share:
   Basic                                      $      0.33   $      0.02
                                              ===========   ===========
   Diluted                                    $      0.32   $      0.02
                                              ===========   ===========
Weighted-average common shares outstanding:
   Basic                                       21,166,109    13,162,936
                                              ===========   ===========
   Diluted                                     21,602,107    13,647,506
                                              ===========   ===========

          See accompanying notes to consolidated financial statements.

                              UNION DRILLING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                   --------------------------
                                                       2006           2005
                                                   ------------   -----------
OPERATING ACTIVITIES:
Net income                                         $  6,971,501   $   241,721
Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                      5,187,254     2,106,573
   Non-cash compensation expense                        258,116            --
   Provision for doubtful accounts                       45,000        30,000
   Gain on sale of fixed assets                         (81,556)      (56,719)
   Provision for deferred taxes                       4,868,762            --
Changes in operating assets and liabilities:
   Accounts receivable                               (8,787,232)   (1,371,730)
   Accounts receivable - related party                  481,657       417,187
   Inventories                                         (307,117)       (4,542)
   Prepaid and other assets                           1,706,929       598,989
   Accounts payable                                   1,937,026       (20,057)
   Accrued expenses and other liabilities               463,932      (677,207)
                                                   ------------   -----------
Cash flow provided by operating activities           12,744,272     1,264,215

INVESTING ACTIVITIES:
Purchases of machinery and equipment                (21,244,674)   (3,288,419)
Proceeds from sale of machinery and equipment           348,769        82,040
                                                   ------------   -----------
Cash flow used in investing activities              (20,895,905)   (3,206,379)

FINANCING ACTIVITIES:
Borrowings on line of credit                         41,714,480       164,485
Repayments on line of credit                        (36,510,797)     (164,485)
Cash overdrafts                                       1,590,889            --
Borrowings to finance equipment purchases               780,551     1,062,567
Repayments on capital leases and other debt          (1,474,553)     (931,788)
Repayments on term loan                                      --      (402,262)
Issuance costs                                          (35,984)           --
                                                   ------------   -----------
Cash flow provided by (used in) financing
   activities                                         6,064,586      (271,483)
Foreign currency translation adjustment                   1,569         3,044
                                                   ------------   -----------
Net decrease in cash                                 (2,085,478)   (2,210,603)
Cash and cash equivalents at beginning of period      2,388,276     3,871,271
                                                   ------------   -----------
Cash and cash equivalents at end of period         $    302,798   $ 1,660,668
                                                   ------------   -----------

          See accompanying notes to consolidated financial statements.

                              UNION DRILLING, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                    Common Stock        Additional      Retained
                               ---------------------      Paid In       Earnings
                                 Shares         $         Capital      (Deficit)        Total
                               ----------   --------   ------------   -----------   ------------

Balance at December 31, 2005   21,166,109   $211,661   $133,381,395   $(1,153,755)  $132,439,301
Non-cash compensation                                       258,116                      258,116
Stock issuance costs                                        (35,984)                     (35,984)
Net income                                                              6,971,501      6,971,501
                               ----------   --------   ------------   -----------   ------------
Balance at March 31, 2006      21,166,109   $211,661   $133,603,527   $ 5,817,746   $139,632,934
                               ==========   ========   ============   ===========   ============

          See accompanying notes to consolidated financial statements.

                              UNION DRILLING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Principles of Consolidation

Union Drilling, Inc. ("Union" or "the Company") is engaged in the business of onshore contract drilling and related services. The accompanying unaudited consolidated financial statements include the accounts of Union Drilling, Inc.
and its wholly owned subsidiaries after the elimination of all significant intercompany balances and transactions. The interim period consolidated financial statements, including the notes thereto, have been prepared in accordance with accounting principles generally accepted in the United States of
America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments
(consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results for a full year.

These interim period consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's
Annual Report on Form 10-K for the year ended December 31, 2005.

Stock-based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting
Standards No. 123(R), "Share-Based Payment, revised 2004" ("SFAS No. 123R"). The
Company adopted the standard by using the modified prospective method provided for under SFAS No. 123R. SFAS No. 123R, which revised SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires that the cost resulting from all share-based payment transactions be measured at fair value and recognized in the financial statements. For the three months ended March 31,
2006, the Company has recorded total stock-based compensation expense of
$257,579 ($188,481 net of tax). The remaining estimated pretax amortization on these outstanding options of $3,611,940 will be recognized through February 15,
2010. The consolidated statement of income for the three months ended March 31,
2005, has not been restated to reflect the amortization of these options. No outstanding options vested or were exercised during the three months ended March
31, 2006. Options exercised are issued as new shares.

During the three months ended March 31, 2006, 15,000 options were granted. The options expire on the tenth anniversary of the grant date and vest after four years of the grant date. No options were granted during the three months ended
March 31, 2005.

The fair value of option grants during the three months ended March 31, 2006 was determined using the Black-Scholes option valuation model. The key input variables used in valuing the options were: risk-free interest rates of approximately 4.45%; dividend yield of zero; stock price volatility of 48.9%;
and expected term of 5 years.

The risk-free interest rate is the implied yield available for zero-coupon U.S.
government issues with a remaining term equal to the expected life of the options.

The expected lives of the options are determined based on the Company's expectations of individual option holders anticipated behavior and the term of the option.

The Company has not paid out dividends historically, thus the dividend yield is estimated at zero percent.

Volatility is based upon price performance of a peer company, as the Company does not have a sufficient historical price base to determine potential volatility over the term of the issued options.

Prior to the implementation of SFAS No. 123R, the Company adopted SFAS No. 148,
"Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS No.
148"), and the disclosure-only provisions of SFAS No. 123. SFAS No. 123 permitted the Company to continue accounting for stock-based compensation as set forth in APB Opinion No. 25, "Accounting for Stock Issued to Employees",
provided the Company disclosed the pro forma effect on net income and earnings per share of adopting the full provisions of SFAS No. 123. Accordingly, the
Company continued to account for stock-based compensation under APB Opinion No.
25 and provided the required pro forma disclosures.

The following table illustrates the effect on net income and income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee stock-based awards:

                                               Three Months
                                                   Ended
                                              March 31, 2005
                                              --------------
Net income, as reported                          $241,721
Less: Total stock-based compensation expense
   determined under fair value method for
   all awards                                      51,540
                                                 --------
Pro forma net income                             $190,181
                                                 ========
Basic and diluted income per share:
Basic, as reported                               $   0.02
Diluted, as reported                             $   0.02
Basic, pro forma                                 $   0.01
Diluted, pro forma                               $   0.01

The effects of applying SFAS No. 123 in this pro forma disclosure may not be representative of the effects on reported net income for future periods.

Recent accounting pronouncements

In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No.
154, "Accounting Changes and Error Corrections - a replacement of APB Opinion
No. 20 and FASB Statement No. 3" ("SFAS No. 154"). This statement changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods'
financial statements of changes in accounting principle and is limited to direct effects of the change. This statement became effective for the Company on
January 1, 2006, and has not had a material effect on the Company's financial position or results of operations.

2. ACQUISITIONS

Effective April 1, 2005, the Company acquired substantially all of the drilling assets (the drilling business) of SPA Drilling L.P. The aggregate cash purchase price for the drilling assets was $20,320,000. This acquisition provided the
Company with a foothold in the North Texas market. Since the acquisition of these assets, the Company has purchased an additional 6 rigs for a total of
$16.7 million, the majority of which will be utilized in the North Texas market.

Effective April 1, 2005, the Company acquired all the outstanding stock of
Thornton Drilling Company. The aggregate purchase price of approximately
$29,197,000 (including transaction costs of approximately $269,000) consisted of common shares valued at approximately $2,000,000 and $26,928,000 in cash. The transaction has been accounted for as a purchase. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their respective fair market values. The fair market value of the property and equipment was determined by an independent appraisal. The fair market values of the identified intangible assets were determined by an

independent valuation and will be amortized to expense over the estimated useful lives. The excess of the purchase price over the fair value of assets acquired and liabilities assumed in the acquisition of approximately $5,362,000 is classified as goodwill. The allocation of the assets acquired and liabilities assumed of Thornton Drilling Company are as follows (in thousands):

                                Amount
                               -------
Current assets                 $ 5,465
Property and equipment          20,765
Identified intangible assets     4,000
Goodwill                         5,362
Deferred tax asset               2,129
Other long-term assets             113
Current liabilities             (1,744)
Deferred tax liabilities        (6,893)
                               -------
                               $29,197
                               =======

The following pro forma information gives effect to the Thornton Drilling
Company acquisition and the purchase of the drilling business of SPA Drilling,
L.P. as though they were effective as of the beginning of 2005. Pro forma adjustments primarily relate to additional depreciation, amortization and interest costs. The information reflects our historical data and historical data from these acquired businesses. The pro forma data may not be indicative of the results we would have achieved had we completed these acquisitions on January 1,
2005, or that we may achieve in the future. The pro forma financial information should be read in conjunction with the accompanying historical financial statements.

                                             Pro Forma
                                         Three Months Ended
                                           March 31, 2005
                               -------------------------------------
                               (in thousands, except per share data)
Total revenues                               $31,485
Net income                                   $   121
Earnings per common share:
Basic                                        $  0.01
Diluted                                      $  0.01

The fair market values of identified intangible assets were determined by an independent valuation and certain intangible assets will be amortized to expense over the estimated useful lives. Customer relations are amortized over their estimated benefit period of 20 years. Intangibles related to the non-compete agreement are amortized over the period of the non-compete agreement of five years. Depreciation and amortization includes amortization of intangibles of
$67,500 for the three months ended March 31, 2006.

The total cost and accumulated amortization of intangible assets related to our
2005 acquisition are as follows:

                            March 31,   December 31,
                              2006          2005
                           ----------   ------------
Customer relations         $2,200,000    $2,200,000
Non compete agreement         800,000       800,000
Trade name                  1,000,000     1,000,000
                           ----------   ------------
Intangible assets           4,000,000     4,000,000
                           ----------   ------------
Customer relations           (110,000)      (82,500)
Non compete agreement        (160,000)     (120,000)
                           ----------   ------------
Accumulated amortization     (270,000)     (202,500)
                           ----------   ------------
Intangible assets (net)    $3,730,000    $3,797,500
                           ==========    ==========

3. RELATED-PARTY TRANSACTIONS

During 2005, the Company entered into contract arrangements with Triana Energy,
Inc. and Columbia Natural Resources, which was purchased by Triana in August
2003, and sold by Triana Energy, Inc. in December 2005. The Company's former
Vice Chairman of the Board of Directors is the Chief Executive Officer of Triana
Energy, Inc. Effective December 31, 2005, the Chief Executive Officer of Triana
Energy, Inc. resigned as the Vice Chairman of the Board of Directors and as a
Director. During the three months ended March 31, 2005, the Company had revenues related to transactions with Columbia Natural Resources and Triana Energy, Inc.
of $1,812,262. At December 31, 2005, the Company had accounts receivable from
Columbia Natural Resources and Triana Energy, Inc. of $481,657.

William R. Ziegler, a member of our board of directors through March 31, 2006, is a partner of Satterlee Stephens Burke & Burke LLP, legal counsel for the
Company. During the three months ended March 31, 2006 and 2005, legal fees related to transactions with Satterlee Stephens Burke & Burke LLP were $49,985 and none, respectively. At March 31, 2006 and December 31, 2005, the Company had
accounts payable to Satterlee Stephens Burke & Burke LLP of $27,433 and none, respectively.

4. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

                                   March 31,    December 31,
                                      2006          2005
                                  -----------   ------------
Billed receivables                $25,973,882    $20,829,400
Unbilled receivables               10,706,299      7,063,290
                                  -----------   ------------
Total receivables                  36,680,181     27,892,690
Allowance for doubtful accounts      (358,436)      (313,436)
                                  -----------   ------------
Net receivables                   $36,321,745    $27,579,254
                                  ===========    ===========

Unbilled receivables represent recorded revenue that is billable by the Company at future dates based on contractual payment terms, and is anticipated to be billed and collected in the quarter following the balance sheet date.

5. PROPERTY, BUILDINGS AND EQUIPMENT

Major classes of property, buildings and equipment are as follows:

                                        March 31,    December 31,
                                          2006           2005
                                      ------------   ------------
Land                                  $  1,010,432   $    967,432
Buildings                                  978,489        978,489
Drilling and well service equipment    152,002,561    135,617,519
Vehicles                                 6,692,234      5,949,101
Furniture and fixtures                      83,640         37,977
Computer equipment                         601,910        595,702
Leasehold improvements                      78,175         78,175
Construction in progress                26,038,707     22,809,603
                                      ------------   ------------
                                       187,486,148    167,033,998
Less accumulated depreciation          (50,845,349)   (46,250,906)
                                      ------------   ------------
                                      $136,640,799   $120,783,092
                                      ============   ============

Property, buildings and equipment includes capitalized interest of $286,246 and
$307,254 as of March 31, 2006 and December 31, 2005, respectively.

6. ACCRUED EXPENSES AND OTHER LIABILITIES

A detail of accrued expenses and other liabilities is as follows:

                                March 31,   December 31,
                                  2006          2005
                               ----------   ------------
Accrued payroll and bonus      $2,794,885    $2,709,219
Accrued workers compensation    2,319,845     1,312,214
Other                             913,421     1,331,875
                               ----------    ----------
                               $6,028,151    $5,353,308
                               ==========    ==========

7. LONG-TERM OBLIGATIONS

The Company entered into a Revolving Credit and Security Agreement dated March
31, 2005, which matures on March 30, 2009, and subsequently amended on April 19,
August 15, and October 5, 2005, which provides for a borrowing base equal to the lesser of $60,000,000 or the sum of 85% of eligible receivables and 75% of the liquidation value of eligible rig fleet equipment. There is a $7,500,000 sublimit for letters of credit. Amounts outstanding under the revolving credit facility bear interest at either (i) the higher of the Federal Funds Open Rate plus one half of 1.00% or the base commercial lending rate of the agent for the lenders (7.75% at March 31, 2006) or (ii) LIBOR plus 2.00% (6.99% at March 31,
2006). As of March 31, 2006, approximately $5.2 million was outstanding under the Revolving Credit and Security Agreement. As of December 31, 2005, the
Company had no outstanding loans under this revolving credit facility. As of
March 31, 2006 and December 31, 2005, $2.7 million of the total capacity has been utilized to support the Company's letter of credit requirement.

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

In addition, the Company has entered into various equipment-specific financing agreements with several third-party financing institutions. The terms of these agreements range from 36 to 60 months. As of March 31, 2006 and December 31,
2005, the total outstanding balance under these arrangements, including principal and interest, was $8,974,132 and $8,757,891, respectively. The interest rate on these borrowings ranges from 1.7% to 7.5%.

8. COMMITMENTS AND CONTINGENCIES

Due to the nature of our business, we are, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities, including workers' compensation claims and employment-related disputes. In the opinion of our management, none of such pending litigation, disputes or claims against us will have a material adverse effect on our financial condition, results of operations or cash flow from operations, and there is only a remote possibility that any such matter will require any additional loss accrual.

In December 2005, the Company entered into a contract with National Oilwell
Varco, L.P. ("NOV"), to acquire three rigs and related equipment for an aggregate purchase price of $24 million. In November 2005, Union had paid NOV
$250,000 toward the purchase price of such equipment. In December 2005, the
Company made a further downpayment of $6,936,500 on the first three rigs. Also in December 2005, the Company paid $1 million to NOV for an option to acquire an additional three rigs and related equipment for an aggregate purchase price of
$25.2 million. On April 27, 2006, the Company exercised this option and entered into a purchase and sale agreement with NOV for the additional three rigs. The
$1 million previously paid by the Company for the option to purchase the rigs will be applied against the purchase price of the rigs. All six rigs, which are capable of horizontal and underbalanced drilling, are scheduled for delivery during 2006.

The Company signed a lease for its corporate office relocation in Fort Worth,
Texas, commencing on April 1, 2006. The total commitment cost of the 48 month lease is approximately $611,000, including the abatement of the first six months rent.

9. STOCKHOLDERS' EQUITY

At March 31, 2006, the number of authorized shares of common and preferred stock was 75,000,000 and 100,000 shares, respectively, of which 21,166,109 and zero were outstanding, and 2,764,308 and zero were reserved for future issuance.

On October 6, 2005, the Company effected a stock dividend of 1.6325872 shares for each outstanding share of common stock. All common stock prices and amounts impacted by the dividend have been retroactively adjusted. Certain share calculations resulting in fractional amounts have been truncated.

10. EARNINGS PER COMMON SHARE

The following table presents a reconciliation of the numerators and denominators of the basic earnings per share and diluted earnings per share computations as required by SFAS No. 128:

                                                      Three Months Ended
                                                          March 31,
                                                  -------------------------
                                                      2006          2005
                                                  -----------   -----------
Net income                                        $ 6,971,501   $   241,721
                                                  ===========   ===========
Weighted average shares outstanding                21,166,109    13,162,936
Incremental shares from assumed conversion
   of stock options                                   435,998       484,570
                                                  -----------   -----------
Weighted average and assumed incremental shares    21,602,107    13,647,506
                                                  ===========   ===========
Earnings per share:
   Basic                                          $      0.33   $      0.02
                                                  ===========   ===========
   Diluted                                        $      0.32   $      0.02
                                                  ===========   ===========

Basic earnings per share have been computed by dividing net income by weighted average shares outstanding.

Diluted earnings per share have been computed by dividing net income by weighted average and assumed incremental shares.

11. MANAGEMENT COMPENSATION

Stock option plans

The Company has two stock option plans. As of March 31, 2006, 546,775 options have been granted under the 2005 Stock Option Plan and 1,404,401 options have been granted under the Amended and Restated 2000 Stock Option Plan. In addition,
132,958 options were granted outside the plans in 1999. Options typically vest in four equal installments from the grant date and expire on the tenth anniversary of the grant date.

A summary of stock option activity for the three months ended March 31, 2006 is as follows:

                                                                  Weighted
                                                    Weighted      Average
                                          Number     Average     Remaining      Aggregate
                                           of       Exercise    Contractual     Intrinsic
                                          Shares      Price    Term in Years      Value
                                        ---------   --------   -------------   -----------

Outstanding at December 31, 2005        1,541,380    $ 7.21
Granted                                    15,000    $14.27
                                        ---------    ------
Outstanding at March 31, 2006           1,556,380    $ 7.28         7.11       $11,430,467
                                        =========    ======         ====       ===========
Options exercisable at March 31, 2006     650,916    $ 3.54         5.03       $ 7,214,416
                                        =========    ======         ====       ===========

The weighted average fair value of options granted during the period is $6.87.

Employee benefit plan

The Company has a 401(k) employee benefit plan covering substantially all of its employees. Company contributions to the plan are discretionary. The Company made employee matching contributions of approximately $64,000 during the three months ended March 31, 2006.

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

At March 31, 2006 and December 31, 2005, the threshold amounts were $27.1 million and $26.5 million, respectively. These amounts are determined based upon cash invested in UDC (and invested by UDC in the Company's stock) plus a compounded annual return of 10% less cash returned to investors. During the three months ended March 31, 2006, $537 of compensation costs was recognized as a result of the fair value of the assets owned by UDC exceeding the threshold.
This amount is classified as general and administrative expense.

The defined group of participants in this arrangement would be entitled to up to
22.5% of the value realized in excess of the threshold amount. Members of
Company management are entitled to approximately 4% of the 22.5%.

12. INCOME TAXES

Income tax expense for the quarter ended March 31, 2006 was $4,868,762, which is an effective rate of 41.1% of pre-tax book income. This rate was calculated using estimated full year pre-tax book income, adjusted for permanent book/tax differences associated with non-cash compensation expense and meals and entertainment expense. There was no required tax provision for the quarter ended
March 31, 2005 due to the use of a valuation reserve associated with a net operating loss carryforward which approximated $24.8 million at December 31,
2005.

13. SUBSEQUENT EVENT

On April 27, 2006, pursuant to an option agreement between the Company and NOV, dated December 8, 2005, the Company exercised its option to purchase three rigs from NOV for an aggregate purchase price of $25.2 million and entered into a purchase and sale agreement with NOV. The Company has previously paid $1 million for the option to purchase the rigs, which will be applied against the purchase price of the rigs. The three rigs are scheduled for delivery in October,
November and December 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
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

In response to rising demand from our customers for equipment that is capable of efficiently drilling wells in unconventional natural gas formations, we have completed several transactions in 2005 and the first quarter of 2006 aimed at enhancing our ability to serve these markets. In April 2005, we acquired
Thornton Drilling Company, which owned a fleet of 12 rigs and leased a thirteenth rig operating in the Arkoma Basin, and eight rigs from SPA Drilling
L.P., five of which are targeting the Barnett Shale formation in the Fort Worth
Basin. In June 2005 and August 2005, we acquired six more rigs, five of which target the Barnett Shale formation in the Fort Worth Basin. In the first quarter of 2006, we purchased one rig that is being utilized in the Fayetteville Shale in Arkansas. These transactions substantially expanded our unconventional natural gas contract drilling operations beyond our traditional markets in the
Appalachian Basin and the Rocky Mountains. In addition to these acquisitions, over the past three years we have purchased seven newly constructed rigs and have devoted significant capital expenditures to upgrade other rigs in our fleet for underbalanced and horizontal drilling. These investments have positioned our fleet to capitalize on our customers' rapidly growing unconventional resource exploration and development activity.

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

For the three months ended March 31, 2006 and 2005, our marketed rig utilization, revenue days and average total number of rigs were as follows:

                                  Three Months
                                     Ended
                                   March 31,
                                 -------------
                                  2006    2005
                                 -----   -----
Marketed rig utilization rates    77.0%   45.9%
Revenue days                     4,324   1,571
Average total number of rigs      69.7    42.7

The reasons for the increase in the number of revenue days in 2006 over 2005 are the increase in size of our rig fleet and the improvement in our overall rig utilization rate due to improved market conditions. A significant factor contributing to the growth in the number of rigs and revenue days was the aforementioned 2005 acquisitions.

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

At March 31, 2006, our contract drilling work in progress totaled approximately
$10.7 million, and approximately $7.1 million at December 31, 2005, all of which relates to the revenue recognized but not yet billed on daywork and footage contracts in progress at March 31, 2006 and December 31, 2005, respectively. The change is due primarily to the increase in the number of rigs working.

ACCOUNTS RECEIVABLE- We evaluate the creditworthiness of our customers based on their financial information, if available, information obtained from major industry suppliers, and past experiences with customers. In some instances, we require new customers to establish escrow accounts or make prepayments. We typically invoice our customers at 30 day intervals during the performance of daywork contracts and upon completion of the daywork contract. Footage contracts are invoiced upon completion of the contract. Our contracts generally provide for payment of invoices in 30 days. We established an allowance for doubtful accounts of approximately $358,000 at March 31, 2006 and approximately $313,000 at December 31, 2005. Any allowance established is subject to judgment and estimates made by management. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, our assessment of our customers' current abilities to pay obligations to us and the condition of the general economy and the industry as a whole. We write off specific accounts receivable when they become uncollectible.

ACCOUNTING ESTIMATES - Our other accrued expenses as of March 31, 2006 and
December 31, 2005 included accruals of approximately $2,320,000 and $1,312,000 respectively, for costs under our workers' compensation insurance. We have a deductible of $100,000 per covered accident under our workers' compensation insurance. Our insurance policy requires us to maintain a letter of credit to cover payments by us of that deductible. As of March 31, 2006, we satisfied this requirement with a $2.7 million letter of credit with our bank and our borrowing capacity under our revolving credit agreement with our bank has been reduced by the same amount collateralizing such letter of credit. We accrue for these costs as claims are incurred based on cost estimates established for each claim by the insurance companies providing the administrative services for processing the claims, including an estimate for incurred but not reported claims, estimates for claims paid directly by us, our estimate of the administrative costs associated with these claims and our historical experience with these types of claims. In addition, we accrue on a monthly basis the estimated workers compensation premium payable to the two states (West Virginia and Ohio) that are considered monopolistic.

STOCK-BASED COMPENSATION - Effective January 1, 2006, the Company adopted
Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment,
revised 2004" ("SFAS No. 123R"). The Company adopted the standard by using the modified prospective method provided for under SFAS No. 123R. SFAS No. 123R, which revised Statement of Financial Accounting Standards No. 123, "Accounting
for Stock-Based Compensation" ("SFAS No. 123"), requires that the cost resulting from all share-based payment transactions be measured at fair value and recognized in the financial statements. For the three months ended March 31,
2006, the Company has

recorded total stock-based compensation expense of $257,579 ($188,481 net of tax). The remaining estimated pretax amortization on these outstanding options of $3,611,940 will be recognized through February 15, 2010. The consolidated statement of income for the three months ended March 31, 2005, has not been restated to reflect the amortization of these options. No outstanding options vested or were exercised during the three months ended March 31, 2006. Options exercised are issued as new shares.

The fair value of option grants during the three months ended March 31, 2006 was determined using the Black-Scholes option valuation model. The key input variables used in valuing the options were: risk-free interest rates of approximately 4.45%; dividend yield of zero; stock price volatility of 48.9%;
and expected term of 5 years. No options were granted during the three months ended March 31, 2005.

The risk-free interest rate is the implied yield available for zero-coupon U.S.
government issues with a remaining term equal to the expected life of the options.

The expected lives of the options are determined based on the Company's expectations of individual option holders anticipated behavior and the term of the option.

The Company has not paid out dividends historically, thus the dividend yield is estimated at zero percent.

Volatility is based upon price performance of a peer company, as the Company does not have a sufficient historical price base to determine potential volatility over the term of the issued options.

Prior to the implementation of SFAS No. 123R, the Company adopted SFAS No. 148,
"Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS No.
148"), and the disclosure-only provisions of SFAS No. 123. SFAS No. 123 permitted the Company to continue accounting for stock-based compensation as set forth in APB Opinion No. 25, "Accounting for Stock Issued to Employees,"
provided the Company disclosed the pro forma effect on net income and earnings per share of adopting the full provisions of SFAS No. 123. Accordingly, the
Company continued to account for stock-based compensation under APB Opinion No.
25 and provided the required pro forma disclosures.

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

STATEMENTS OF OPERATIONS ANALYSIS

The following table provides selected information about our operations for the three months ended March 31, 2006 and 2005 (in thousands).

                                                   Three Months
                                                 Ended March 31,
                                                -----------------
                                                  2006      2005
                                                -------   -------
Drilling revenues                               $56,579   $17,164
                                                =======   =======
Drilling operations expenses                    $34,968   $12,786
                                                =======   =======
Depreciation and amortization                   $ 5,187   $ 2,107
General and administrative expense                4,701     1,975
Interest expense                                      1       153
Other income and gain on sale of fixed assets       118        98
Revenue days during period                        4,324     1,571
                                                =======   =======
Drilling revenue per revenue day                 13,085    10,926
Drilling cost per revenue day                     8,087     8,139
Rig utilization rates                              77.0%     45.9%
Average number of rigs during the period           69.7      42.7

DRILLING REVENUES. Our contract drilling revenues grew by approximately $39.4 million, or 230%, in the three months ended March 31, 2006 compared to the same period in 2005. This increase was primarily a result of the acquisitions of
Thornton Drilling Company and the assets of SPA Drilling, L.P. on April 1, 2005.
The revenues from these acquisitions accounted for $29.2 million of the revenue increase. The balance of the increase of $10.2 million was due to an increase in revenue days in our historical markets, where revenue days increased by 698 days. In addition, the average revenue per revenue day in the Appalachian basin and the Rocky Mountain region increased by $1,132 per day. The improvement in average revenue per revenue day was a result of increases in our contract rates due to stronger demand for our drilling services.

DRILLING OPERATIONS EXPENSES. Our contract drilling costs in the three months ended March 31, 2006 grew by approximately $22.2 million compared to the three months ended March 31, 2005. This increase, as with the increase in revenues discussed above, is largely due to the drilling operations expenses related to
Thornton Drilling Company and SPA Drilling, L.P. acquisitions, which accounted for $17.4 million of the increase. The remaining increase in drilling operations expense of $4.8 million was related to the increase in revenues associated with our historical markets, and is less than the change in revenue levels due to improvement in overall drilling margins.

DEPRECIATION AND AMORTIZATION. Our depreciation and amortization expense in the three months ended March 31, 2006 increased by approximately $3.1 million, or
146%, from the same period in 2005. The increase in 2006 over 2005 resulted from the purchase of SPA Drilling assets and the Thornton Drilling Company acquisition on April 1, 2005, as well as other rig purchases and capital equipment upgrades.

GENERAL AND ADMINISTRATIVE EXPENSES. Our general and administrative expenses increased by approximately $2.7 million, or 138%, during the three months ended
March 31, 2006 compared to 2005. Approximately $917,000 of the increase relates to the general and administrative costs associated with operations established to support the purchase of SPA Drilling assets and the Thornton Drilling Company acquisition. The remaining $1.8 million increase is due primarily to higher personnel expense (including approximately $258,000 of non-cash compensation, primarily related to the implementation of SFAS No. 123R on January 1, 2006), and higher spending on professional and consulting costs of approximately
$392,000 as a result of becoming a public company in November 2005, and insurance costs of approximately $267,000 related to the 2005 acquisitions.

INTEREST EXPENSE. Our interest expense decreased by approximately $152,000 for the first quarter of 2006 compared to the first quarter of 2005. This decrease was due primarily to the increase in 2006 capitalized interest related to the significant increase in capital spending.

OTHER INCOME AND GAIN ON SALE OF FIXED ASSETS. Other income and gain on sale of fixed assets increased by approximately $20,000 from $98,000 for the three months ended March 31, 2005 to approximately $118,000 for the same period in
2006.

TAXES. Our effective income tax rate of 41% for the first quarter of 2006 differs from the federal statutory rate of 34% due to related state income taxes and permanent differences associated with meals and entertainment (primarily for our direct service personnel) and non-cash compensation. Permanent differences are costs included in results of operations in the accompanying financial statements, which are not fully deductible for federal income tax purposes. The quarter ended March 31, 2005 has no provision for income taxes due to the availability of net operating loss carryforwards from previous years.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources of Capital Resources

Our rig fleet has grown from 12 rigs in 1997 to 70 rigs as of March 31, 2006. We have financed this growth with a combination of debt and equity financing. We plan to continue to grow our rig fleet. At March 31, 2006, our total debt to total capital was approximately 11.3%. Due to the volatility in our industry, we are reluctant to take on substantial additional debt in excess of the approximately $52 million of remaining availability under our revolving credit facility. However, our ability to continue funding our growth through the issuance of shares of our common stock is uncertain, as our common stock is not heavily traded and the market price for our common stock has been volatile in recent periods.

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

We entered into a Revolving Credit and Security Agreement with PNC Bank, as agent for a group of lenders, dated March 31, 2005, which matures on March 30,
2009, and subsequently amended on April 19, August 15, and October 5, 2005, which provides for a borrowing base equal to the lesser of $60,000,000 or the sum of 85% of eligible receivables and 75% of the liquidation value of eligible rig fleet equipment. The agent may, in the exercise of its reasonable business judgment, increase or decrease those percentage advance rates against eligible receivables and liquidation value. The liquidation value of eligible rig fleet equipment is determined annually (or semi-annually in certain circumstances) by an independent appraisal, with adjustments for acquisitions and dispositions between appraisals. There is a $7,500,000 sublimit for letters of credit.
Amounts outstanding under the revolving credit facility bear interest at either
(i) the higher of the Federal Funds Open Rate plus 1/2 of 1% or PNC Bank's base commercial lending rate (7.75% at March 31, 2006) or (ii) LIBOR plus 2.00%
(6.99% at March 31, 2006). Those rates may increase by up to 0.50% for LIBOR loans or up to 0.25% for domestic rate loans if our fixed charge coverage ratio falls below certain targets.

Interest on outstanding loans is due monthly for domestic rate loans and at the end of the relevant interest period for LIBOR loans. All outstanding principal and interest is due at maturity on March 30, 2009. As of March 31, 2006, we had a loan balance of approximately $5.2 million under the Revolving Credit and
Security Agreement, and an additional $2.7 million of the total capacity has been utilized to support our letter of credit requirement. To date, the revolving credit facility has been used to pay for rig acquisitions and for working capital requirements. If we repay and terminate the obligations under the Revolving Credit and Security Agreement, we would be liable for a substantial prepayment penalty.

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

USES OF CAPITAL RESOURCES

Effective April 1, 2005, the Company acquired all of the capital stock of an
Oklahoma-based drilling company, which owned 12 drilling rigs. Also, effective the same date, the Company acquired substantially all of the drilling assets
(eight rigs) of a Texas-based drilling company. The total purchase price for these businesses is $49,517,419. These acquisitions were financed by a new
$50,000,000 revolving line of credit with a bank (subsequently amended - see above), and collateralized by substantially all of the assets of the Company.
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

In December 2005, the Company entered into a contract with National Oilwell
Varco L.P. ("NOV") to acquire three rigs and related equipment for an aggregate purchase price of $24 million. In November 2005, Union had paid NOV $250,000 toward the purchase price of such equipment. In December 2005, the Company made a further downpayment of $6,936,500 on the first three rigs. Also in December
2005, the Company paid $1 million to NOV for an option to acquire an additional three rigs and related equipment for an aggregate purchase price of $25.2 million. On April 27, 2006, the Company exercised this option and entered into a purchase and sale agreement with NOV for the additional three rigs. The $1 million previously paid by the Company for the option to purchase the rigs will be applied against the purchase price of the rigs. All six rigs, which are capable of horizontal and underbalanced drilling, are scheduled for delivery during 2006.

In the first quarter of 2006, the Company acquired a rig for deployment in the
Fayetteville Shale play in Arkansas for a purchase price of $3.6 million.

For the three months ended March 31, 2006, the additions to our property and equipment consisted of the following:

                                       Three Months
                                           Ended
                                      March 31, 2006
                                      --------------
Land                                    $    43,000
Buildings                                    83,950
Drilling and well service equipment      20,096,801
Vehicles                                    953,385
Furniture and fixtures                       45,663
Computer equipment                           21,876
                                        -----------
                                        $21,244,675
                                        ===========

Working Capital

Our working capital decreased $3.2 million to $22.4 million at March 31, 2006 from $25.6 million at December 31, 2005. Our current ratio, which we calculate by dividing our current assets by our current liabilities, was 1.92 at March 31,
2006 compared to 2.21 at December 31, 2005.

Our operations have historically generated sufficient cash flow to meet our requirements for debt service and equipment expenditures (excluding major business acquisitions). The significant improvement in cashflow from operating activities for the three months ended March 31, 2006 over the three months ended
March 31, 2005 is primarily due to the $6.7 million improvement in net earnings, plus the approximate $3.1 million increase in depreciation and amortization expense and the utilization of our deferred tax asset of $4.9 million. We believe our cash generated by operations and our ability to borrow the currently unused portion of our line of credit and letter of credit facility of approximately $52,096,000, which takes into account reductions for approximately
$2,700,000 of outstanding letters of credit as of March 31, 2006, should allow us to meet our routine financial obligations for the foreseeable future.

The changes in the components of our working capital were as follows:

                               March 31,    December 31,
                                  2006          2005          Change
                              -----------   ------------   -----------
Cash and cash equivalents     $   302,798    $ 2,388,276   $(2,085,478)
Receivables                    36,321,745     28,060,911     8,260,834
Inventories                     1,167,325        860,208       307,117
Prepaid expenses                3,364,048      4,930,431    (1,566,383)
Deferred taxes                  5,660,365     10,542,730    (4,882,365)
                              -----------    -----------   -----------
CURRENT ASSETS                 46,816,281     46,782,556        33,725
                              -----------    -----------   -----------
Accounts payable               12,770,369      9,240,626     3,529,743
Current debt                    4,619,040      5,322,634      (703,594)
Current portion of advances
from customers                  1,010,308      1,265,067      (254,759)
Accrued expenses                6,028,151      5,353,308       674,843
                              -----------    -----------   -----------
CURRENT LIABILITIES            24,427,868     21,181,635     3,246,233
                              -----------    -----------   -----------
WORKING CAPITAL               $22,388,413    $25,600,921   $(3,212,508)
                              ===========    ===========   ===========

The increase in our receivables at March 31, 2006 from December 31, 2005 was due primarily to the increase in revenue days during the first quarter of 2006, compared to the fourth quarter of 2005, as well as an improvement in utilization and revenue rates.

Substantially all our prepaid expenses at March 31, 2006 and December 31, 2005 consisted of prepaid insurance. The decrease in prepaid insurance from December
31, 2005 was due to $900,000 of amortization of insurance expense and the collection of non-trade receivables during the first quarter of 2006.

The decrease in the deferred tax asset is due to the use of some of the net operating loss carryforward.

The increase in payables at March 31, 2006 from December 31, 2005 was primarily due to the increase in the size of our drilling rig fleet.

The total increase in accrued expenses at March 31, 2006 from December 31, 2005 was due to an increase in the size of our company. The growth in accrued payroll, accrued workers compensation and other accrued expenses can be attributed to the growth in our employee headcount and the additional expenses associated with being a public company.

Although we have not been required to make income tax payments for the last several years, it is also likely we will be in a current taxable position during fiscal year 2006, due to improving market conditions.

LONG-TERM DEBT

Our long-term debt at March 31, 2006 and December 31, 2005 consisted of the following:

                                        March 31,    December 31,
                                           2006          2005
                                       -----------   ------------
Notes payable for equipment financed     8,078,199     7,825,984
Less current installments               (2,212,731)   (2,013,956)
                                       -----------   -----------
                                       $ 5,865,468   $ 5,812,028
                                       ===========   ===========

CONTRACTUAL OBLIGATIONS

On April 27, 2006, pursuant to an option agreement between the Company and NOV, dated December 8, 2005, the Company exercised its option to purchase three rigs from NOV for an aggregate purchase price of $25.2 million and entered into a purchase and sale agreement with NOV. The Company has previously paid $1 million for the option to purchase the rigs, which will be applied against the purchase price of the rigs. The three rigs are scheduled for delivery in October,
November and December 2006.

The Company signed a lease for its corporate office relocation in Fort Worth,
Texas, commencing on April 1, 2006. The total commitment cost of the 48 month lease is approximately $611,000, including the abatement of the first six months rent.

INFLATION

As a result of the relatively low levels of inflation during the past two years, inflation did not significantly affect our results of operations in any of the periods reported.

OFF BALANCE SHEET ARRANGEMENTS

We do not currently have any off balance sheet arrangements.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS
No. 123R, "Share-based Payment." SFAS No. 123R requires employers to value share-based payments using the fair value method, eliminating the option to use the intrinsic method to value such payments. We adopted the provisions of SFAS
No. 123R effective January 1, 2006, using the modified prospective method. The adoption did not result in a cumulative effect from the accounting change.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error
Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3"
("SFAS No. 154"). This statement changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle and is limited to direct effects of the change. This statement became effective for the Company on January 1, 2006, and has not had a
material effect on our financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk exposure related to changes in interest rates on our revolving credit facility, which provides for interest on borrowings under the facility at a floating rate. At March 31, 2006, we had approximately $5.2 million outstanding debt on our revolving credit facility. An increase or decrease of 1% in the interest rate would have a corresponding decrease or increase in our net income of approximately $52,000 annually.

ITEM 4. CONTROLS AND PROCEDURES

(A)  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the
Securities Exchange Act of 1934 (the "Exchange Act")), which we refer to as disclosure controls, are controls and procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the
Securities and Exchange Commission's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive
Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any control system. A control system, no matter how well conceived and operated, can provide only reasonable assurance that its objectives are met. No evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

As of March 31, 2006, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls. Based upon that evaluation, the Chief
Executive Officer and the Chief Financial Officer concluded that, as of such date, the design and operation of these disclosure controls were effective to accomplish their objectives at the reasonable assurance level.

(B)  CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

No change in our internal control over financial reporting (as defined in Rules
13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report or incorporated by reference herein:

EXHIBIT
 NUMBER                                 DESCRIPTION
-------                                 -----------
3.1       --   Amended and Restated Certificate of Incorporation of Union filed herewith.

3.2       --   Amended and Restated Bylaws of Union filed herewith.

4.1       --   Specimen Stock Certificate for the common stock, par value $0.01 per share, of Union (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1 (File No. 333-127525)
               filed on August 15, 2005).

10.1*     --   Amended and Restated 2000 Stock Option Plan of Union
               (incorporated by reference to Exhibit 10.1 to our Registration
               Statement on Form S-1 (File No. 333-127525) filed on August 15,
               2005).

10.2*     --   Form of stock option agreements under the Amended and Restated
               2000 Stock Option Plan (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1 (File No. 333-127525)
               filed on August 15, 2005).

10.3*     --   Stock Option Plan and Agreement, dated May 13, 1999, by and between Union and Christopher Strong (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1 (File
               No. 333-127525) filed on August 15, 2005).

10.4*     --   2005 Stock Option Plan of Union (incorporated by reference to
               Exhibit 10.4 to our Registration Statement on Form S-1 (File No.
               333-127525) filed on August 15, 2005).

10.5*     --   Form of stock option agreements under the 2005 Stock Option Plan
               (incorporated by reference to Exhibit 10.5 to our Registration
               Statement on Form S-1 (File No. 333-127525) filed on August 15,
               2005).

10.6      --   Form of Stockholders Agreement by and among Union and certain of its direct and indirect stockholders (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to our Registration Statement
               on Form S-1 (File No. 333-127525) filed on October 18, 2005).

10.7      --   Revolving Credit and Security Agreement, dated March 31, 2005,
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
               January 30, 2006, between Permian Drilling Corporation, Maverick
               Oil and Gas, Inc. and Thornton Drilling Company, (incorporated by reference to Exhibit 10.1 to our Form 8-K (File No. 000-51630)
               filed on February 3, 2006).

10.24     --   Purchase and Sale Agreement dated April 21, 2006 between Union and National-Oilwell, L.P., relating to the purchase price of three drilling rigs (incorporated by reference to Exhibit 10.2 to our Form 8-K (File No. 000-51630) filed on May 2, 2006).

21.1      --   List of Subsidiaries (incorporated by reference to Exhibit 21.1 to our Form 10-K (File No. 000-51630) filed on March 28, 2006).

31.1      --   Certification of Chief Executive Officer Pursuant to Section 302
               of the Sarbanes-Oxley Act of 2002 filed herewith.**

31.2      --   Certification of Chief Financial Officer Pursuant to Section 302
               of the Sarbanes-Oxley Act of 2002 filed herewith.**

32.1      --   Certification of Chief Executive Officer Pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002 filed herewith.**

32.2      --   Certification of Chief Financial Officer Pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002 filed herewith.**

----------
*    Management contract or compensatory plan or arrangement.

**   This certification is being furnished solely to accompany this Quarterly
     Report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference to any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        UNION DRILLING, INC.

                                        /s/ Dan E. Steigerwald
                                        ----------------------------------------
                                        Dan E. Steigerwald
                                        Vice President, Chief Financial Officer,
                                        Treasurer and Secretary
                                        (Principal Financial and Accounting
                                        Officer)

Dated: May 11, 2006

