Form 10-Q
period 2006-06-30
UNION DRILLING INC
filed 2006-08-11
CIK 1133260

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO ___________

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

   Large accelerated filer [_] Accelerated filer [_] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act). Yes [_] No [X]

As of August 11, 2006, there were 21,332,192 shares of common stock, par value
$0.01 per share, of the registrant issued and outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              UNION DRILLING, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                 2006           2005
                                                                             ------------   ------------
                                                                              (UNAUDITED)

ASSETS:
CURRENT ASSETS:
   Cash and cash equivalents                                                 $    758,382   $  2,388,276
   Accounts receivable (net of allowance for doubtful accounts of $356,731
      and $313,436 at June 30, 2006 and December 31, 2005, respectively)       40,686,026     27,579,254
   Accounts receivable - related party                                                 --        481,657
   Inventories                                                                  1,194,536        860,208
   Prepaid expenses and deposits                                                2,511,595      4,930,431
   Deferred taxes                                                               5,240,334     10,542,730
                                                                             ------------   ------------
Total current assets                                                           50,390,873     46,782,556
Goodwill                                                                        5,362,070      5,424,793
Intangible assets (net of accumulated amortization of $337,500 and
   $202,500 at June 30, 2006 and December 31, 2005, respectively)               3,662,500      3,797,500
Property, buildings and equipment (net of accumulated depreciation of
   $55,985,167 and $46,250,906 at June 30, 2006 and
   December 31, 2005, respectively)                                           152,672,350    120,783,092
Other assets                                                                      544,762        700,409
                                                                             ------------   ------------
Total assets                                                                 $212,632,555   $177,488,350
                                                                             ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
   Accounts payable                                                          $ 13,990,937   $  9,240,626
   Current portion of long-term obligations                                     2,259,409      2,013,956
   Current portion of other obligations                                         1,817,898      3,308,678
   Current portion of advances from customers                                     420,000      1,265,067
   Accrued expense and other liabilities                                        8,036,188      5,353,308
                                                                             ------------   ------------
Total current liabilities                                                      26,524,432     21,181,635
Revolving credit facility                                                      15,041,307             --
Long-term obligations                                                           5,445,709      5,812,028
Deferred taxes                                                                 17,903,178     17,916,781
Advances from customers                                                           138,605        138,605
                                                                             ------------   ------------
Total liabilities                                                              65,053,231     45,049,049
                                                                             ============   ============
STOCKHOLDERS' EQUITY:
   Common stock, par value $.01 per share; 75,000,000 shares
      authorized; 21,314,192 and 21,166,109 shares issued and outstanding
      at June 30, 2006 and December 31, 2005, respectively                        213,142        211,661
   Additional paid in capital                                                 135,088,950    133,381,395
   Retained earnings (deficit)                                                 12,277,232     (1,153,755)
                                                                             ------------   ------------
Total stockholders' equity                                                    147,579,324    132,439,301
                                                                             ------------   ------------
Total liabilities and stockholders' equity                                   $212,632,555   $177,488,350
                                                                             ============   ============

          See accompanying notes to consolidated financial statements.

                              UNION DRILLING, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                  Three Months Ended           Six Months Ended
                                                       June 30,                    June 30,
                                              -------------------------   --------------------------
                                                  2006          2005          2006           2005
                                              -----------   -----------   ------------   -----------

REVENUES
Nonaffiliates                                 $58,815,646   $33,633,084   $115,394,297   $48,984,561
Related party                                          --     1,137,703             --     2,949,965
                                              -----------   -----------   ------------   -----------
   Total revenues                              58,815,646    34,770,787    115,394,297    51,934,526
                                              -----------   -----------   ------------   -----------
COST AND EXPENSES
Drilling operations                            37,494,053    26,023,233     72,462,069    38,809,565
Depreciation and amortization                   5,557,207     4,029,496     10,744,461     6,136,070
General and administrative                      5,133,331     2,876,452      9,834,185     4,851,222
                                              -----------   -----------   ------------   -----------
   Total cost and expenses                     48,184,591    32,929,181     93,040,715    49,796,857
                                              -----------   -----------   ------------   -----------
   Operating income                            10,631,055     1,841,606     22,353,582     2,137,669
Interest income (expense)                              11      (851,762)          (621)   (1,004,506)
Gain on sale of assets                            241,779        14,641        323,335        71,360
Other income                                       89,926        10,721        126,738        52,404
                                              -----------   -----------   ------------   -----------
   Income before income taxes                  10,962,771     1,015,206     22,803,034     1,256,927
Income tax expense                              4,503,285            --      9,372,047            --
                                              -----------   -----------   ------------   -----------
   Net income                                 $ 6,459,486   $ 1,015,206   $ 13,430,987   $ 1,256,927
                                              ===========   ===========   ============   ===========
Earnings per common share:
   Basic                                      $      0.30   $      0.06   $       0.63   $      0.09
                                              ===========   ===========   ============   ===========
   Diluted                                    $      0.30   $      0.06   $       0.62   $      0.08
                                              ===========   ===========   ============   ===========
Weighted-average common shares outstanding:
   Basic                                       21,213,705    16,226,591     21,190,038    14,686,301
                                              ===========   ===========   ============   ===========
   Diluted                                     21,611,700    16,711,125     21,585,427    15,170,870
                                              ===========   ===========   ============   ===========

          See accompanying notes to consolidated financial statements.

                         UNION DRILLING, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                                                     SIX MONTHS ENDED
                                                                         JUNE 30,
                                                               ---------------------------
                                                                   2006           2005
                                                               ------------   ------------

OPERATING ACTIVITIES:
Net income                                                     $ 13,430,987   $  1,256,927
Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                                 10,744,461      6,136,070
   Non-cash compensation expense                                    539,197             --
   Provision for doubtful accounts                                   90,000         62,500
   Gain on sale of fixed assets                                    (323,335)       (71,360)
   Provision for deferred taxes                                   7,410,806             --
   Excess tax benefits from share-based payment arrangements       (643,108)            --
Changes in operating assets and liabilities:
   Accounts receivable                                          (13,195,175)    (6,223,495)
   Accounts receivable - related party                              481,657      1,086,037
   Inventories                                                     (334,328)      (102,929)
   Prepaid and other assets                                         515,193        948,787
   Accounts payable                                               2,355,415      3,174,201
   Accrued expenses and other liabilities                         2,558,933      2,434,020
                                                               ------------   ------------
Cash flow provided by operating activities                       23,630,703      8,700,758
INVESTING ACTIVITIES:
Purchase of business                                                     --    (47,508,867)
Purchases of machinery and equipment                            (43,015,975)   (18,179,848)
Proceeds from sale of machinery and equipment                       840,591        148,813
                                                               ------------   ------------
Cash flow used in investing activities                          (42,175,384)   (65,539,902)
FINANCING ACTIVITIES:
Borrowings on line of credit                                    107,268,698     93,895,567
Repayments on line of credit                                    (92,227,391)   (56,121,447)
Cash overdrafts                                                   2,392,478             --
Borrowings to finance equipment purchases                         1,434,267      1,747,168
Repayments on capital leases and other debt                      (3,123,925)    (2,464,310)
Proceeds from exercise of options                                   562,715             --
Excess tax benefits from share-based payment arrangements           643,108             --
Repayments on term loan                                                  --     (2,053,038)
Issuance of common shares                                                --     19,920,007
Stock issuance costs                                                (35,984)            --
                                                               ------------   ------------
Cash flow provided by financing activities                       16,913,966     54,923,947
Foreign currency translation adjustment                                 821          4,163
                                                               ------------   ------------
Net decrease in cash                                             (1,629,894)    (1,911,034)
Cash and cash equivalents at beginning of period                  2,388,276      3,871,271
                                                               ------------   ------------
Cash and cash equivalents at end of period                     $    758,382   $  1,960,237
                                                               ============   ============

          See accompanying notes to consolidated financial statements.

                              UNION DRILLING, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                               Additional      Retained
                                                                 Paid In       Earnings
                                           Common Stock          Capital      (Deficit)        Total
                                      ---------------------   ------------   -----------   ------------
                                        Shares         $
                                      ----------   --------

Balance at December 31, 2005          21,166,109   $211,661   $133,381,395   $(1,153,755)  $132,439,301
Non-cash compensation                         --         --        539,197            --        539,197
Stock issuance costs                          --         --        (35,984)           --        (35,984)
Exercise of stock options and
   related tax benefits of $643,108      148,083      1,481      1,204,342            --      1,205,823
Net income                                    --         --             --    13,430,987     13,430,987
                                      ----------   --------   ------------   -----------   ------------
Balance at June 30, 2006              21,314,192   $213,142   $135,088,950   $12,277,232   $147,579,324
                                      ==========   ========   ============   ===========   ============

          See accompanying notes to consolidated financial statements.

                              UNION DRILLING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
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

The condensed consolidated balance sheet at December 31, 2005, has been derived from the audited financial statements of Union Drilling, Inc. at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. These interim period consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

Stock-based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting
Standards No. 123(R), "Share-Based Payment, revised 2004" ("SFAS No. 123R"). The
Company adopted the standard by using the modified prospective method provided for under SFAS No. 123R. SFAS No. 123R, which revised SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires that the cost resulting from all share-based payment transactions be measured at fair value and recognized in the financial statements. For the three and six months ended June
30, 2006, the Company has recorded total stock-based compensation expense of
$270,527 ($184,341 net of tax) and $528,106 ($372,822, net of tax),
respectively. The consolidated statements of income for the three and six months ended June 30, 2005, have not been restated to reflect stock-based compensation expense in accordance with SFAS No. 123R.

The tax benefit realized from stock options exercised during the six months ended June 30, 2006 is included as a cash inflow from financing activities on the consolidated statement of cash flows.

The fair value of option grants during the three months ended June 30, 2006 was determined using the Black-Scholes option valuation model. The key input variables used in valuing the options were: risk-free interest rates of approximately 4.82%; dividend yield of zero; stock price volatility of 49.6%;
and expected term of 5 years.

The risk-free interest rate is the implied yield available for zero-coupon U.S.
government issues with a remaining term equal to the expected life of the options.

The expected lives of the options are determined based on the Company's expectations of individual option holders' anticipated behavior and the term of the option.

The Company has not paid out dividends historically; thus, the dividend yield is estimated at zero percent.

Volatility is based upon price performance of a peer company, as the Company does not have a sufficient historical price base to determine potential volatility over the term of the issued options.

Prior to the implementation of SFAS No. 123R, the Company accounted for stock-based compensation under SFAS No. 148, "Accounting for Stock-Based
Compensation-Transition and Disclosure" ("SFAS No. 148"), and the
disclosure-only provisions of SFAS No. 123. SFAS No. 123 permitted the Company to continue accounting for stock-based compensation as set forth in APB Opinion
No. 25, "Accounting for Stock Issued to Employees", provided the Company disclosed the pro forma effect on net income and earnings per share of adopting the full provisions of SFAS No. 123. Accordingly, the Company continued to account for stock-based compensation under APB Opinion No. 25 and provided the required pro forma disclosures.

The following table illustrates the effect on net income and income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee stock-based awards prior to January 1, 2006:

                                                                  Three Months     Six Months
                                                                     Ended           Ended
                                                                 June 30, 2005   June 30, 2005
                                                                 -------------   -------------

Net income, as reported                                            $1,015,206      $1,256,927
Less:  Total stock-based compensation expense determined under
   fair value method for all awards                                   575,969         627,509
                                                                   ----------      ----------
Pro forma net income                                               $  439,237      $  629,418
                                                                   ==========      ==========
Basic and diluted income per share:
Basic, as reported                                                 $     0.06      $     0.09
Diluted, as reported                                               $     0.06      $     0.08
Basic, pro forma                                                   $     0.03      $     0.04
Diluted, pro forma                                                 $     0.03      $     0.04

The effects of applying SFAS No. 123 in this pro forma disclosure may not be representative of the effects on reported net income for future periods.

Other comprehensive income

For all periods reported, other comprehensive income equals net income.

Recent accounting pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB
Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes -
an interpretation of FASB Statement No. 109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after
December 31, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial position or results of operations.

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

Also, effective April 1, 2005, the Company acquired all the outstanding stock of
Thornton Drilling Company. The aggregate purchase price of approximately
$29,197,000 (including transaction costs of approximately $269,000) consisted of common shares valued at approximately $2,000,000 and $26,928,000 in cash. The transaction has been accounted for as a purchase. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their respective fair market values. The fair market value of the property and equipment was determined by an independent appraisal. The fair market values of the identified intangible assets were determined by an independent valuation and will be amortized to expense over the estimated useful lives. The excess of the purchase price over the fair value of assets acquired and liabilities assumed in the acquisition of approximately $5,362,000 is classified as goodwill. The allocation of the assets acquired and liabilities assumed of Thornton Drilling
Company are as follows (in thousands):

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
                               $ 29,197
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

                                             Pro Forma
                                         Six Months Ended
                                           June 30, 2005
                             -------------------------------------
                             (in thousands, except per share data)
Total revenues                              $66,255
Net income                                  $ 2,070
Earnings per common share:
Basic                                       $  0.11
Diluted                                     $  0.10

The fair market values of identified intangible assets were determined by an independent valuation and certain intangible assets will be amortized to expense over the estimated useful lives. Customer relations are amortized over their estimated benefit period of 20 years. Intangibles related to the non-compete agreement are amortized over the period of the non-compete agreement of five years, which assumes the named executive remains with the company for the full term of his employment agreement. Depreciation and amortization includes amortization of intangibles of $67,500 and $135,000, respectively, for the three and six months ended June 30, 2006.

The total cost and accumulated amortization of intangible assets related to our
2005 acquisition are as follows:

                            June 30,    December 31,
                              2006          2005
                           ----------   ------------
Customer relations         $2,200,000    $2,200,000
Non compete agreement         800,000       800,000
Trade name                  1,000,000     1,000,000
                           ----------    ----------
Intangible assets           4,000,000     4,000,000
                           ----------    ----------
Customer relations           (137,500)      (82,500)
Non compete agreement        (200,000)     (120,000)
                           ----------    ----------
Accumulated amortization     (337,500)     (202,500)
                           ----------    ----------
Intangible assets (net)    $3,662,500    $3,797,500
                           ==========    ==========

3. RELATED-PARTY TRANSACTIONS

During 2005, the Company entered into contract arrangements with Triana Energy,
Inc. and Columbia Natural Resources, which was purchased by Triana in August
2003, and sold by Triana Energy, Inc. in December 2005. The Company's former
Vice Chairman of the Board of Directors is the Chief Executive Officer of Triana
Energy, Inc. Effective December 31, 2005, the Chief Executive Officer of Triana
Energy, Inc. resigned as the Vice Chairman of the Board of Directors and as a
Director. During the three and six months ended June 30, 2005, the Company had revenues related to transactions with Columbia Natural Resources and Triana
Energy, Inc. of $1,137,703 and $2,949,965, respectively. At December 31, 2005, the Company had accounts receivable from Columbia Natural Resources and Triana
Energy, Inc. of $481,657.

William R. Ziegler, a member of our board of directors through March 31, 2006, is a partner of Satterlee Stephens Burke & Burke LLP, legal counsel for the
Company. During the three months ended March 31, 2006, legal fees related to transactions with Satterlee Stephens Burke & Burke LLP were $49,985. During the three and six months ended June 30, 2005, legal fees were $143,555. At December
31, 2005, the Company had no outstanding accounts payable to Satterlee Stephens
Burke & Burke LLP.

4. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

                                    June 30,    December 31,
                                      2006          2005
                                  -----------   ------------

Billed receivables                $31,697,233    $20,829,400
Unbilled receivables                9,345,524      7,063,290
                                  -----------    -----------
Total receivables                  41,042,757     27,892,690
Allowance for doubtful accounts      (356,731)      (313,436)
                                  -----------    -----------
Net receivables                   $40,686,026    $27,579,254
                                  ===========    ===========

Unbilled receivables represent recorded revenue that is billable by the Company at future dates based on contractual payment terms, and is anticipated to be billed and collected in the quarter following the balance sheet date.

5. PROPERTY, BUILDINGS AND EQUIPMENT

Major classes of property, buildings and equipment are as follows:

                                        June 30,     December 31,
                                          2006           2005
                                      ------------   ------------
Land                                  $  1,010,432   $    967,432
Buildings                                1,357,622        978,489
Drilling equipment                     164,827,987    135,617,519
Vehicles                                 6,750,986      5,949,101
Furniture and fixtures                     127,180         37,977
Computer equipment                         628,885        595,702
Leasehold improvements                      78,175         78,175
Construction in progress                33,876,250     22,809,603
                                      ------------   ------------
                                       208,657,517    167,033,998
Less accumulated depreciation          (55,985,167)   (46,250,906)
                                      ------------   ------------
                                      $152,672,350   $120,783,092
                                      ============   ============

Property, buildings and equipment include capitalized interest of $724,291 and
$307,254 as of June 30, 2006 and December 31, 2005, respectively.

6. ACCRUED EXPENSES AND OTHER LIABILITIES

A detail of accrued expenses and other liabilities is as follows:

                                June 30,    December 31,
                                  2006          2005
                               ----------   ------------
Accrued payroll and bonus      $3,261,008    $2,709,219
Accrued workers compensation    3,245,657     1,312,214
Other                           1,529,523     1,331,875
                               ----------    ----------
                               $8,036,188    $5,353,308
                               ==========    ==========

7. REVOLVING CREDIT FACILITY AND LONG-TERM OBLIGATIONS

The Company entered into a Revolving Credit and Security Agreement with PNC
Bank, as agent for a group of lenders, dated March 31, 2005, which matures on
March 30, 2009, and subsequently amended on April 19, August 15, and October 5,
2005, which provides for a borrowing base equal to the lesser of $60,000,000 or the sum of 85% of eligible receivables and 75% of the liquidation value of eligible rig fleet equipment. There is a $7,500,000 sublimit for letters of credit. Amounts outstanding under the revolving credit facility bear interest at either (i) the higher of the Federal Funds Open Rate plus one half of 1.00% or the base commercial lending rate of the agent for the lenders (8.25% at June 30,
2006) or (ii) LIBOR plus 2.00% (7.5085% at June 30, 2006). As of June 30, 2006, approximately $15,041,000 million was outstanding under the Revolving Credit and
Security Agreement. As of December 31, 2005, the Company had no outstanding loans under this revolving credit facility. As of June 30, 2006 and December 31,
2005, $3.2 million of the total capacity has been utilized to support the
Company's letter of credit requirement.

The Revolving Credit and Security Agreement is secured by substantially all of our assets, with certain exceptions, and contains affirmative and negative covenants and provides for events of default that are typical for an agreement of this type. Among the affirmative covenants are requirements to maintain a specified tangible net worth (initially

$43 million) and a fixed charge coverage ratio of 1.10 to 1.00. Among the negative covenants are restrictions on major corporate transactions, capital expenditures, payment of dividends, incurrence of indebtedness, and amendments to our organizational documents. Net capital expenditures (excluding acquisitions) were limited to $45 million in 2005 and $10 million in subsequent years, but those amounts are increased by permitted equity issuance proceeds and the unused amounts can be carried over to the next fiscal year. Among the events of default are a change in control and any change in our operations or condition, which has a material adverse effect. As of June 30, 2006, the Company was in compliance with all debt covenants.

In addition, the Company has entered into various equipment-specific financing agreements with several third-party financing institutions. The terms of these agreements range from 36 to 60 months. As of June 30, 2006 and December 31,
2005, the total outstanding balance under these arrangements, including principal and interest, was $8,510,979 and $8,757,891, respectively. The interest rate on these borrowings ranges from 3.5% to 7.5%.

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

9. STOCKHOLDERS' EQUITY

At June 30, 2006, the number of authorized shares of common and preferred stock was 75,000,000 and 100,000 shares, respectively, of which 21,314,192 and zero were outstanding, and 2,616,225 and zero were reserved for future issuance.

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

                                          Three Months Ended           Six Months Ended
                                               June 30,                    June 30,
                                      -------------------------   -------------------------
                                          2006          2005          2006          2005
                                      -----------   -----------   -----------   -----------

Net income                            $ 6,459,486   $ 1,015,206   $13,430,987   $ 1,256,927
                                      ===========   ===========   ===========   ===========
Weighted average shares outstanding    21,213,705    16,226,591    21,190,038    14,686,301
Incremental shares from assumed
   conversion of stock options            397,995       484,534       395,388       484,569
                                      -----------   -----------   -----------   -----------
Weighted average and assumed
   incremental shares                  21,611,700    16,711,125    21,585,426    15,170,870
                                      ===========   ===========   ===========   ===========
Earnings per share:
   Basic                              $      0.30   $      0.06   $      0.63   $      0.09
                                      ===========   ===========   ===========   ===========
   Diluted                            $      0.30   $      0.06   $      0.62   $      0.08
                                      ===========   ===========   ===========   ===========

Basic earnings per share have been computed by dividing net income by weighted average shares outstanding.

Diluted earnings per share have been computed by dividing net income by weighted average shares outstanding and assumed incremental shares from assumed conversion of stock options.

11. MANAGEMENT COMPENSATION

Stock option plans

The Company has two stock option plans, the 2005 Stock Option Plan and the
Amended and Restated 2000 Stock Option Plan. Under each plan, 1,579,552 shares have been authorized for awards of stock options. As of June 30, 2006, 554,275 options have been granted under the 2005 Stock Option Plan and 1,404,401 options have been granted under the Amended and Restated 2000 Stock Option Plan. In addition, 132,958 options were granted outside the plans in 1999. Options typically vest in four equal annual installments from the grant date and expire on the tenth anniversary of the grant date.

A summary of stock option activity for the six months ended June 30, 2006 is as follows:

                                                                Weighted
                                                   Weighted     Average
                                         Number     Average     Remaining      Aggregate
                                           of      Exercise   Contractual      Intrinsic
                                         Shares      Price    Term in Years      Value
                                       ---------   --------   -------------   -----------

Outstanding at December 31, 2005       1,541,380    $ 7.21
Granted                                   22,500    $14.38
Exercised                               (148,083)   $ 3.80
                                       ---------    ------
Outstanding at June 30, 2006           1,415,797    $ 7.68         6.87       $10,168,001
                                       =========    ======         ====       ===========
Options exercisable at June 30, 2006     657,497    $ 3.54         4.81       $ 7,443,433
                                       =========    ======         ====       ===========

Total unamortized stock-based compensation was $2,708,183 at June 30, 2006, and will be recognized over the weighted average service period of 2.58 years.

The weighted average fair value of options granted during the period is $6.97.
The total fair value of options vested during the period is $828,326.

Cash received from exercise of options during the six months ended June 30, 2006 was $562,715. New shares are issued to satisfy options exercised. The total intrinsic value of options exercised during the period is $1,637,798.

Employee benefit plan

The Company has a 401(k) employee benefit plan covering substantially all of its employees. Company contributions to the plan are discretionary. The Company made employee matching contributions of $63,541 and $127,093 during the three and six months ended June 30, 2006, respectively.

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

The Company management participants in this arrangement are to receive benefits as a result of UDC's sale, distribution or disposition of Company shares and the related recognition of a gain in excess of the threshold amount. These rights may be repurchased from these individuals at fair market value, which includes consideration of the threshold amount in the determination of that value, upon termination of their employment by the Company.

At June 30, 2006 and December 31, 2005, the threshold amounts were $27.8 million and $26.5 million, respectively. These amounts are determined based upon cash invested in UDC (and invested by UDC in the Company's stock) plus a compounded annual return of 10% less cash returned to investors. During the three and six months ended June 30, 2006, $10,554 and $11,091, respectively, of compensation costs was recognized as a result of the fair value of the assets owned by UDC exceeding the threshold. This amount is classified as general and administrative expense.

The defined group of participants in this arrangement would be entitled to up to
22.5% of the value realized in excess of the threshold amount. Members of
Company management are entitled to approximately 4% of the 22.5%.

12. INCOME TAXES

Income tax expense for the three and six months ended June 30, 2006 was
$4,503,285 and $9,372,047, respectively, which is an effective rate of 41.1% of pre-tax book income. This rate was calculated using estimated full year pre-tax book income, adjusted for permanent book/tax differences associated with non-cash compensation expense and meals and entertainment expense. There was no required tax provision for the three and six months ended June 30, 2005 due to the use of a valuation reserve associated with a net operating loss carryforward which approximated $24.8 million at December 31, 2005.

13. SUBSEQUENT EVENT

On July 20, 2006, the Company paid its final installment and took delivery of the first of the six NOV rigs. The rig is currently being placed into service in the Fort Worth Basin.

The Company has signed a multi-year contract with a customer that involves moving the rigs currently employed in the Rockies to eastern Arkansas for drilling in the Fayetteville Shale. This move will begin in late 2006, after the rigs fulfill their contractual responsibilities in the Rockies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

Statements we make in the following discussion that express a belief, expectation or intention, as well as those which are not historical fact, are forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance or achievements, or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including general economic and business conditions and industry trends, the continued strength or weakness of the contract land drilling industry in the geographic areas in which we operate, decisions about onshore exploration and development projects to be made by oil and gas companies, the highly competitive nature of our business, our future financial performance, including availability, terms and deployment of capital, the continued availability of qualified personnel, and changes in, or our failure or inability to comply with, government regulations, including those relating to the environment. See Item 1A Risk Factors of our Form 10-K for the
year ended December 31, 2005.

COMPANY OVERVIEW

Union Drilling Inc. provides contract land drilling services and equipment, primarily to natural gas producers in the U.S. In addition to our drilling rigs, we provide the drilling crews and most of the ancillary equipment needed to operate our drilling rigs. We commenced operations in 1997 with 12 drilling rigs and related equipment acquired from a predecessor that was providing contract drilling services under the name "Union Drilling." Through a combination of acquisitions and new rig construction, we have increased the size of our fleet to 71 land drilling rigs, of which 64 are marketed and seven are stacked. We have focused our operations in selected natural gas production regions in the
United States. We do not invest in oil and natural gas properties. The drilling activity of our customers is highly dependent on the current price of oil and natural gas.

In response to rising demand from our customers for equipment that is capable of efficiently drilling wells in unconventional natural gas formations, we completed several transactions in 2005 and the first six months of 2006 that enhanced our ability to serve these markets. In April 2005, we acquired Thornton
Drilling Company, which owned a fleet of 12 rigs and leased an additional rig operating in the Arkoma Basin, and eight rigs from SPA Drilling L.P., five of which are targeting the Barnett Shale formation in the Fort Worth Basin. In June
2005 and August 2005, we acquired six more rigs, five of which target the
Barnett Shale formation in the Fort Worth Basin. In the first six months of
2006, we purchased two rigs that are being utilized in the Fayetteville Shale in eastern Arkansas. These transactions substantially expanded our unconventional natural gas contract drilling operations beyond our traditional markets in the
Appalachian Basin and the Rocky Mountains. In addition to these acquisitions, over the past three years we have purchased seven newly constructed rigs and have devoted significant capital expenditures to upgrade other rigs in our fleet for underbalanced and horizontal drilling. These investments have positioned our fleet to capitalize on our customers' rapidly growing unconventional resource exploration and development activity.

A significant performance measurement in our industry is rig utilization. We compute rig utilization rates by dividing revenue days by total available days during a period. Total available days are the number of calendar days during the period that we have owned the rig. Revenue days for each rig are days when the rig is earning revenues under a contract, which is generally a period from the date the rig begins moving to the drilling location until the rig is released from the contract.

For the three and six months ended June 30, 2006 and 2005, our marketed rig utilization, revenue days and average total number of rigs were as follows:

                                 Three Months Ended   Six Months Ended
                                      June 30,             June 30,
                                 ------------------   ----------------
                                     2006    2005      2006     2005
                                    -----   -----      -----   -----
Marketed rig utilization rates       76.1%   58.8%      76.5%   53.4%
Revenue days                        4,375   3,137      8,699   4,708
Average total number of rigs         70.3    63.7       70.0    53.3

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
Revenues on daywork contracts are recognized based on the days worked at the dayrate each contract specifies. Mobilization fees are recognized, in all material respects, as the related drilling services are provided. We recognize revenues on footage contracts based on the footage drilled for the applicable accounting period. Expenses are recognized based on the costs incurred during that same accounting period.

At June 30, 2006, our contract drilling work in progress totaled approximately
$9.3 million, and approximately $7.1 million at December 31, 2005, all of which relates to the revenue recognized but not yet billed on daywork and footage contracts in progress at June 30, 2006 and December 31, 2005, respectively. The change is due primarily to the increase in the number of rigs working.

ACCOUNTS RECEIVABLE - We evaluate the creditworthiness of our customers based on their financial information, if available, information obtained from major industry suppliers and past experiences with customers. In some instances, we require new customers to establish escrow accounts or make prepayments. We typically invoice our customers at 30 day intervals during the performance of daywork contracts and upon completion of the daywork contract. Footage contracts are invoiced upon completion of the contract. Our contracts generally provide for payment of invoices in 30 days. We established an allowance for doubtful accounts of approximately $357,000 at June 30, 2006 and approximately $313,000 at December 31, 2005. Any allowance established is subject to judgment and estimates made by management. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, our assessment of our customers' current abilities to pay obligations to us and the condition of the general economy and the industry as a whole. We write off specific accounts receivable when they become uncollectible.

ACCRUED EXPENSES - Our other accrued expenses as of June 30, 2006 and December
31, 2005 included accruals of approximately $3.2 million and $1.3 million, respectively, for costs under our workers' compensation insurance. We have a deductible of $100,000 per covered accident under our workers' compensation insurance. Our insurance policy requires us to maintain a letter of credit to cover payments by us of that deductible. As of June 30, 2006, we satisfied this requirement with a $3.2 million letter of credit with our bank and our borrowing capacity under our revolving credit agreement with our bank has been reduced by the same amount collateralizing such letter of credit. We accrue for these costs as claims are incurred based on cost estimates established for each claim by the insurance companies providing the administrative services for processing the claims, including an estimate for incurred but not

reported claims, estimates for claims paid directly by us, our estimate of the administrative costs associated with these claims and our historical experience with these types of claims. In addition, we accrue on a monthly basis the estimated workers compensation premium payable to the two states (West Virginia and Ohio) that are considered monopolistic.

STOCK-BASED COMPENSATION - Effective January 1, 2006, the Company adopted
Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment,
revised 2004" ("SFAS No. 123R"). The Company adopted the standard by using the modified prospective method provided for under SFAS No. 123R. SFAS No. 123R, which revised Statement of Financial Accounting Standards No. 123, "Accounting
for Stock-Based Compensation" ("SFAS No. 123"), requires that the cost resulting from all share-based payment transactions be measured at fair value and recognized in the financial statements. For the three and six months ended June
30, 2006, the Company has recorded total stock-based compensation expense of
$270,527 ($184,341 net of tax) and $528,106 ($372,822, net of tax),
respectively. The remaining estimated pretax amortization on these outstanding options of approximately $2.7 million will be recognized through April 2, 2010.
The consolidated statements of income for the three and six months ended June
30, 2005, has not been restated to reflect stock-based compensation expense in accordance with SFAS No. 123R. During both the three and six months ended June
30, 2006, 154,664 options vested and 148,083 options were exercised. New shares are issued to satisfy options exercised.

The fair value of option grants during the three months ended June 30, 2006 was determined using the Black-Scholes option valuation model. The key input variables used in valuing the options were: risk-free interest rates of approximately 4.82%; dividend yield of zero; stock price volatility of 49.6%;
and expected term of five years. During both the three and six months ended June
30, 2005, 527,754 options were granted.

The risk-free interest rate is the implied yield available for zero-coupon U.S.
government issues with a remaining term equal to the expected life of the options.

The expected lives of the options are determined based on the Company's expectations of individual option holders anticipated behavior and the term of the option.

The Company has not paid out dividends historically; thus, the dividend yield is estimated at zero percent.

Volatility is based upon price performance of a peer company, as the Company does not have a sufficient historical price base to determine potential volatility over the term of the issued options.

Prior to the implementation of SFAS No. 123R, the Company accounted for stock-based compensation under SFAS No. 148, "Accounting for Stock-Based
Compensation-Transition and Disclosure" ("SFAS No. 148"), and the
disclosure-only provisions of SFAS No. 123. SFAS No. 123 permitted the Company to continue accounting for stock-based compensation as set forth in APB Opinion
No. 25, "Accounting for Stock Issued to Employees," provided the Company disclosed the pro forma effect on net income and earnings per share of adopting the full provisions of SFAS No. 123. Accordingly, the Company continued to account for stock-based compensation under APB Opinion No. 25 and provided the required pro forma disclosures.

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

STATEMENTS OF OPERATIONS ANALYSIS

The following table provides selected information about our operations for the three and six months ended June 30, 2006 and 2005 (in thousands).

                                                Three Months Ended    Six Months Ended
                                                      June 30,             June 30,
                                                ------------------   ------------------
                                                   2006      2005      2006       2005
                                                 -------   -------   --------   -------

Drilling revenues                                $58,816   $34,771   $115,394   $51,935
                                                 =======   =======   ========   =======
Drilling operations expenses                     $37,494   $26,023   $ 72,462   $38,810
                                                 =======   =======   ========   =======
Depreciation and amortization                    $ 5,557   $ 4,029   $ 10,744   $ 6,136
General and administrative expense                 5,133     2,876      9,834     4,851
Interest expense                                      --      (852)        (1)   (1,005)
Other income and gain on sale of fixed assets        332        25        450       124
Revenue days during period                         4,375     3,137      8,699     4,708
                                                 =======   =======   ========   =======
Drilling revenue per revenue day                 $13,444   $11,084   $ 13,265   $11,031
Drilling cost per revenue day                    $ 8,570   $ 8,296   $  8,330   $ 8,243
Rig utilization rates                               76.1%     58.8%      76.5%     53.8%
Average number of rigs during the period            70.3      63.7       70.0      53.3

DRILLING REVENUES. Our contract drilling revenues grew by approximately $24.0 million, or 69%, in the three months ended June 30, 2006 compared to the same period in 2005. $16.6 million of the increase was due to an increase in revenue days, where revenue days increased by 1,238 days. In addition, the average revenue per revenue day increased by $2,360 per day. The improvement in average revenue per revenue day was a result of increases in our contract rates due to stronger demand for our drilling services.

For the six months ended June 30, 2006, contract drilling revenues increased by approximately $63.5 million, or 122%, compared to the six months ended June 30,
2005. This increase was primarily a result of the acquisitions of Thornton
Drilling Company and the assets of SPA Drilling, L.P. on April 1, 2005. The revenues from these acquisitions during the first quarter of 2006 accounted for
$29.2 million of the revenue increase. The balance of the increase of $34.3 million was due to an increase in revenue days, where revenue days increased by
1,936 days. In addition, the average revenue per revenue day increased by $1,948 per day. The improvement in average revenue per revenue day was a result of increases in our contract rates due to stronger demand for our drilling services.

DRILLING OPERATIONS EXPENSES. Our contract drilling costs in the three months ended June 30, 2006 grew by approximately $11.5 million, or 44% compared to the three months ended June 30, 2005. The increase was related to higher revenues, however these expenses did not increase at the same rate as revenue due to improvement in overall drilling margins associated with higher contract rates.

Contract drilling costs increased $33.7 million during the first six months of
2006 compared to the first six months of 2005. This increase, as with the increase in revenues discussed above, is largely due to the drilling operations expenses related to Thornton Drilling Company and SPA Drilling, L.P.
acquisitions, which accounted for $17.4 million of the increase during the first quarter of 2006. The remaining increase is primarily due to the increase in the number of revenue days during which drilling services were being provided.

DEPRECIATION AND AMORTIZATION. Our depreciation and amortization expense in the three and six months ended June 30, 2006 increased by approximately $1.5 million, or 38%, and $4.6 million, or 75%, respectively, as compared to the same periods in 2005, primarily as a result of the capital spending during the last six months of 2005 and the first

six months of 2006 for rig purchases and capital equipment upgrades. In addition, $2.6 million of the increase for the six month period is attributable to depreciation expense during the first quarter of 2006 related to the assets acquired on April 1, 2005.

GENERAL AND ADMINISTRATIVE EXPENSES. Our general and administrative expenses increased by approximately $2.3 million, or 78%, during the three months ended
June 30, 2006 compared to the three months ended June 30, 2005. The increase is due primarily to approximately $1.1 million in higher personnel expense
(including approximately $270,000 of non-cash compensation, primarily related to the implementation of SFAS No. 123R on January 1, 2006), additional professional and consulting costs of approximately $593,000 as a result of becoming a public company in November 2005, increased insurance costs of approximately $259,000 related to the 2005 acquisitions and $257,000 related to the corporate office relocation.

For the six month period ended June 30, 2006 compared to the six month period ended June 30, 2005, general and administrative expenses increased by approximately $5.0 million, or 103%, primarily due to $2.4 million increase in employment costs (including approximately $528,000 non-cash compensation costs),
$595,000 in insurance costs, $985,000 in additional professional and consulting costs and $357,000 for relocation costs. In addition, approximately $917,000 of the increase is a result of first quarter 2006 general and administrative costs associated with operations established to support the purchase of SPA Drilling assets and the Thornton Drilling Company acquisition.

INTEREST EXPENSE. Interest expense decreased by approximately $852,000 and $1.0 million, respectively, for the three and six months ended June 30, 2006 compared to the same periods in 2005. These decreases were due primarily to the higher interest in 2005 related to the financing of the April 1, 2005 acquisitions, and interest capitalized in 2006 related to capital spending.

OTHER INCOME AND GAIN ON SALE OF FIXED ASSETS. Other income and gain on sale of fixed assets increased by approximately $306,000 and $326,000, respectively, for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005. During the second quarter of 2006, the Company received insurance settlement proceeds of approximately $456,000 related to a
2004 rig accident, resulting in a gain of approximately $274,000.

TAXES. Our effective income tax rate of 41% for the three and six months ended
June 30, 2006 differs from the federal statutory rate of 34% due to related state income taxes and permanent differences associated with meals and entertainment (primarily for our direct service personnel) and non-cash compensation. Permanent differences are costs included in results of operations in the accompanying financial statements, which are not fully deductible for federal income tax purposes. The three and six months ended June 30, 2005 has no provision for income taxes due to the availability of net operating loss carryforwards from previous years.

At December 31, 2005, we had domestic net operating loss carryforwards for income tax purposes of approximately $24.8 million. These losses may be carried forward for 20 years and will begin to expire in 2019. The state losses vary as to carryforward period and will begin to expire in 2008, depending upon the jurisdiction where applied. Based upon 2006 results and forecasted future operations, we feel it is more likely than not that the amounts will be realized.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Capital Resources

Our rig fleet has grown from 12 rigs in 1997 to 71 rigs as of June 30, 2006. We have financed this growth with a combination of debt and equity financing. We plan to continue to grow our rig fleet. At June 30, 2006, our total debt to total capital was approximately 16.7%. Due to the volatility in our industry, we are reluctant to take on substantial additional debt in excess of the approximately $41.7 million of remaining availability under our revolving credit facility. However, our ability to continue funding our growth through the issuance of shares of our common stock is uncertain, as our common stock is not heavily traded and the market price for our common stock has been volatile in recent periods.

On April 1, 2005, we raised approximately $20 million, after expenses, through a sale of shares of our common stock. These proceeds plus additional borrowing under our revolving credit facility were used to fund the acquisitions of
Thornton Drilling Company, an Oklahoma-based drilling company which owned 12 drilling rigs and substantially all of the drilling assets (eight rigs) of SPA
Drilling L.P., a Texas-based drilling company.

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
Amounts outstanding under the revolving credit facility bear interest at either
(i) the higher of the Federal Funds Open Rate plus 1/2 of 1% or PNC Bank's base commercial lending rate (8.25% at June 30, 2006) or (ii) LIBOR plus 2.00%
(7.5085% at June 30, 2006). Those rates may increase by up to 0.50% for LIBOR loans or up to 0.25% for domestic rate loans if our fixed charge coverage ratio falls below certain targets.

Interest on outstanding loans is due monthly for domestic rate loans and at the end of the relevant interest period for LIBOR loans. All outstanding principal and interest is due at maturity on March 30, 2009. As of June 30, 2006, we had a loan balance of approximately $15.0 million under the Revolving Credit and
Security Agreement, and an additional $3.2 million of the total capacity has been utilized to support our letter of credit requirement. To date, the revolving credit facility has been used to pay for rig acquisitions and for working capital requirements. If we repay and terminate the obligations under the Revolving Credit and Security Agreement, we would be liable for a prepayment penalty.

The Revolving Credit and Security Agreement is secured by substantially all of our assets, with certain exceptions, and contains affirmative and negative covenants and provides for events of default that are typical for an agreement of this type. Among the affirmative covenants are requirements to maintain a specified tangible net worth (initially $43 million) and a fixed charge coverage ratio of 1.10 to 1.00. Among the negative covenants are restrictions on major corporate transactions, capital expenditures, payment of dividends, incurrence of indebtedness, and amendments to our organizational documents. Net capital expenditures (excluding acquisitions) were limited to $45 million in 2005 and
$10 million in subsequent years, but those amounts are increased by permitted equity issuance proceeds and the unused amounts can be carried over to the next fiscal year. Among the events of default are a change in control and any change in our operations or condition, which has a material adverse effect.

USES OF CAPITAL RESOURCES

Effective April 1, 2005, the Company acquired all of the capital stock of
Thornton Drilling Company, an Oklahoma-based drilling company, which owned 12 drilling rigs. Also, effective the same date, the Company acquired substantially all of the drilling assets (eight rigs) of SPA Drilling L.P., a Texas-based drilling company. The total purchase price for these businesses was $49,517,419.
These acquisitions were financed by a new $50,000,000 revolving line of credit with PNC Bank, as agent for a group of lenders, (subsequently amended - see above), and collateralized by substantially all of the assets of the Company.
The previous debt facilities were both retired at that time. In addition, the
Company also received an equity infusion of approximately $20,000,000 from private investors. Also, the seller of Thornton Drilling Company received approximately $2,000,000 in stock of Union Drilling Inc. as part of the transaction. The funding of these transactions occurred on April 1, 2005.

In June 2005 and August 2005, the Company entered into agreements to purchase six additional rigs for a total of $16,650,000.

In the fourth quarter of 2005, the Company acquired two new top head drive rigs for approximately $1,700,000.

In December 2005, the Company entered into a contract with National Oilwell
Varco L.P. ("NOV") to acquire three rigs and related equipment for an aggregate purchase price of $24 million. In November 2005, Union had paid NOV $250,000 toward the purchase price of such equipment. In December 2005, the Company made a further downpayment of $6,936,500 on the first three rigs. Also in December
2005, the Company paid $1 million to NOV for an option to acquire an additional three rigs and related equipment for an aggregate purchase price of $25.2 million. In April 2006, the Company exercised this option and entered into a purchase and sale agreement with NOV for the additional three rigs, making a down payment of $6,545,825. The $1 million previously paid by the Company for the option to purchase the rigs will be applied against the purchase price of the rigs. All six rigs, which are capable of horizontal and underbalanced drilling, are scheduled for delivery during 2006.

In the first six months of 2006, the Company acquired two rigs for deployment in the Fayetteville Shale play in eastern Arkansas for a total purchase price of
$8.8 million. In addition, capital expenditures were made to maintain our current fleet and refurbish existing equipment.

For the three and six months ended June 30, 2006, the additions to our property and equipment consisted of the following:

                                       Three Months     Six Months
                                          Ended           Ended
                                      June 30, 2006   June 30, 2006
                                      -------------   -------------
Land                                   $        --     $    43,000
Buildings                                       --          83,950
Drilling and well service equipment     21,096,611      41,193,412
Vehicles                                   615,573       1,568,958
Furniture and fixtures                      43,541          89,204
Computer equipment                          15,574          37,450
                                       -----------     -----------
                                       $21,771,299     $43,015,974
                                       ===========     ===========

Working Capital

Our working capital decreased $1.7 million to $23.9 million at June 30, 2006 from $25.6 million at December 31, 2005. Our current ratio, which we calculate by dividing our current assets by our current liabilities, was 1.9 at June 30,
2006 compared to 2.21 at December 31, 2005.

Our operations have historically generated sufficient cash flow to meet our requirements for debt service and equipment expenditures (excluding major business acquisitions). The significant improvement in cashflow from operating activities for the six months ended June 30, 2006 over the six months ended June
30, 2005 is primarily due to the $12.2 million improvement in net earnings, plus the approximate $4.6 million increase in depreciation and amortization expense and the utilization of our deferred tax asset of $7.4 million. We believe our cash generated by operations and our ability to borrow the currently unused portion of our line of credit and letter of credit facility of approximately
$41.7 million, which takes into account reductions for approximately $3.2 million of outstanding letters of credit as of June 30, 2006, should allow us to meet our routine financial obligations for the foreseeable future.

The changes in the components of our working capital were as follows:

                                June 30,    December 31,
                                  2006          2005          Change
                              -----------   ------------   -----------
Cash and cash equivalents     $   758,382    $ 2,388,276   $(1,629,894)
Receivables                    40,686,026     28,060,911    12,625,115
Inventories                     1,194,536        860,208       334,328
Prepaid expenses                2,511,595      4,930,431    (2,418,836)
Deferred taxes                  5,240,334     10,542,730    (5,302,396)
                              -----------    -----------   -----------
CURRENT ASSETS                 50,390,873     46,782,556     3,608,317
                              -----------    -----------   -----------
Accounts payable               13,990,937      9,240,626     4,750,311
Current debt                    4,077,307      5,322,634    (1,245,327)
Current portion of advances
   from customers                 420,000      1,265,067      (845,067)
Accrued expenses                8,036,188      5,353,308     2,682,880
                              -----------    -----------   -----------
CURRENT LIABILITIES            26,524,432     21,181,635     5,342,797
                              -----------    -----------   -----------
WORKING CAPITAL               $23,866,441    $25,600,921   $(1,734,480)
                              ===========    ===========   ===========

The increase in our receivables at June 30, 2006 from December 31, 2005 was due primarily to the increase in revenue days during the second quarter of 2006, compared to the fourth quarter of 2005, as well as an improvement in utilization and revenue rates.

Substantially all our prepaid expenses at June 30, 2006 and December 31, 2005 consisted of prepaid insurance. The decrease in prepaid expenses from December
31, 2005 was due to $2.4 million amortization of prepaid insurance during the six months ended June 30, 2006 and approximately $900,000 of collections on non-trade receivables in the first quarter of 2006, partially offset by $1.1 million of insurance premiums paid in 2006.

The decrease in the deferred tax asset is due to the use of some of the net operating loss carryforward.

The increase in payables at June 30, 2006 from December 31, 2005 was primarily due to higher supplies, repairs and capital expenditures resulting from the increase in the size of our drilling rig fleet.

The total increase in accrued expenses at June 30, 2006 from December 31, 2005 was due to the growth in payroll, workers compensation and other costs which can be attributed to additional employee headcount. In addition, we have incurred other expenses associated with being a public company, such as consulting fees related to Sarbanes-Oxley and additional legal and audit fees.

Historically, we have not been required to make income tax payments due to net operating loss ("NOL") carryforwards, however, due to the expected utilization of those NOL's in 2006, we made an estimated tax payment of $3.2 million in the second quarter of 2006.

LONG-TERM DEBT

Our long-term debt at June 30, 2006 and December 31, 2005 consisted of the following:

                                         June 30,    December 31,
                                           2006          2005
                                       -----------   ------------
Notes payable for equipment financed     7,705,118      7,825,984
Less current installments               (2,259,409)    (2,013,956)
                                       -----------    -----------
                                       $ 5,445,709    $ 5,812,028
                                       ===========    ===========

CONTRACTUAL OBLIGATIONS

In December 2005, the Company entered into a contract with National Oilwell
Varco, L.P. ("NOV"), to acquire three rigs and related equipment for an aggregate purchase price of $24 million. In November 2005, Union had paid NOV
$250,000 toward the purchase price of such equipment. In December 2005, the
Company made a further downpayment of $6,936,500 on the first three rigs. On
April 27, 2006, pursuant to an option agreement between the Company and NOV, dated December 8, 2005, the Company exercised its option to purchase an additional three rigs from NOV for an aggregate purchase price of $25.2 million and entered into a purchase and sale agreement with NOV, making a down payment of $6,545,825. The Company paid $1 million for the option to purchase the rigs, which will be applied against the purchase price of the rigs. All six rigs are scheduled for delivery during 2006.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB
Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes -
an interpretation of FASB Statement No. 109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after
December 31, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial position or results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk exposure related to changes in interest rates on our revolving credit facility, which provides for interest on borrowings under the facility at a floating rate. At June 30, 2006, we had approximately $15.0 million outstanding debt on our revolving credit facility. An increase or decrease of 1% in the interest rate would have a corresponding decrease or increase in our net income of approximately $150,000 annually.

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

As of June 30, 2006, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls. Based upon that evaluation, the Chief
Executive Officer and the Chief Financial Officer concluded that, as of such date, the design and operation of these disclosure controls were effective to accomplish their objectives at the reasonable assurance level.

(B)  CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

No change in our internal control over financial reporting (as defined in Rules
13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on June 8, 2006. The proposals were adopted by the margins indicated:

     1)   Election of Directors: The following directors were elected for varying terms:

                    Term
                 Expiration           Nominee              For       Withheld
                 ----------   ----------------------   ----------   ---------
     Class I        2007      T.J. Glauthier           17,738,306     307,573
     Class I        2007      Howard I. Hoffen         17,740,864     305,015
     Class II       2008      Thomas M. Mercer         17,738,756     307,123
     Class II       2008      Thomas H. O'Neill, Jr.   17,688,316     357,563
     Class II       2008      Gregory D. Myers         13,485,449   4,560,430
     Class III      2009      John J. Moon             13,485,449   4,560,430
     Class III      2009      M. Joseph McHugh         17,737,906     307,973

     2)   Ratification of the selection of Ernst & Young, LLP as the independent auditors of the Company for the fiscal year ending December 31, 2006.

                  For               Against            Abstain
              ----------            -------            -------
              17,897,390            130,250             18,238

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report or incorporated by reference herein:

EXHIBIT
 NUMBER    DESCRIPTION
-------    -----------
3.1     -- Amended and Restated Certificate of Incorporation of Union
           (incorporated by reference to Exhibit 3.1 to our Quarterly Report on
           Form 10-Q (File No. 000-51630) filed on May 12, 2006).

3.2     -- Amended and Restated Bylaws of Union (incorporated by reference to
           Exhibit 3.2 to our Quarterly Report on Form 10-Q (File No. 000-51630)
           filed on May 12, 2006).

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

Dated: August 11, 2006

