Form 10-Q
period 2006-09-30
UNION DRILLING INC
filed 2006-11-14
CIK 1133260

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

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

As of November 13, 2006, there were 21,393,692 shares of common stock, par value
$0.01 per share, of the registrant issued and outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              UNION DRILLING, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                September 30,      December 31,
                                                                                    2006               2005
                                                                                -------------      -------------
                                                                                 (unaudited)

ASSETS
Current assets:
   Cash and cash equivalents                                                    $     145,994      $   2,388,276
   Accounts receivable (net of allowance for doubtful accounts of $869,919
      and $313,436 at September 30, 2006 and December 31, 2005, respectively)      46,293,910         27,579,254
   Accounts receivable - related party                                                     --            481,657
   Inventories                                                                      1,355,991            860,208
   Prepaid expenses and deposits                                                    3,041,171          4,930,431
   Deferred taxes                                                                   6,574,036         10,542,730
                                                                                -------------      -------------
Total current assets                                                               57,411,102         46,782,556
Goodwill                                                                            7,843,245          5,424,793
Intangible assets (net of accumulated amortization of $427,222 and
   $202,500 at September 30, 2006 and December 31, 2005, respectively)              3,572,778          3,797,500
Property, buildings and equipment (net of accumulated depreciation of
   $62,059,576 and $46,250,906 at September 30, 2006 and
      December 31, 2005, respectively)                                            171,318,454        120,783,092
Other assets                                                                          466,939            700,409
                                                                                -------------      -------------
Total assets                                                                    $ 240,612,518      $ 177,488,350
                                                                                =============      =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                             $  11,559,771      $   9,240,626
   Current portion of long-term obligations                                         2,366,698          2,013,956
   Other current obligations                                                          649,647          3,308,678
   Current portion of advances from customers                                         429,000          1,265,067
   Accrued expense and other liabilities                                            8,439,371          5,353,308
                                                                                -------------      -------------
Total current liabilities                                                          23,444,487         21,181,635
Revolving credit facility                                                          30,202,500                 --
Long-term obligations                                                               5,295,265          5,812,028
Deferred taxes                                                                     23,728,262         17,916,781
Advances from customers                                                               138,605            138,605
                                                                                -------------      -------------
Total liabilities                                                                  82,809,119         45,049,049

Stockholders' equity:
   Common stock, par value $.01 per share; 75,000,000 shares
      authorized; 21,367,192 and 21,166,109 shares issued and outstanding
      at September 30, 2006 and December 31, 2005, respectively                       213,672            211,661
   Additional paid in capital                                                     135,518,813        133,381,395
   Retained earnings (deficit)                                                     22,070,914         (1,153,755)
                                                                                -------------      -------------
Total stockholders' equity                                                        157,803,399        132,439,301
                                                                                -------------      -------------
Total liabilities and stockholders' equity                                      $ 240,612,518      $ 177,488,350
                                                                                =============      =============

     See accompanying notes to condensed consolidated financial statements.

                              UNION DRILLING, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                    Three Months Ended                Nine Months Ended
                                                      September 30,                      September 30,
                                              -------------    -------------    -------------    -------------
                                                  2006             2005              2006            2005
                                              -------------    -------------    -------------    -------------

REVENUES
Nonaffiliates                                 $  69,482,475    $  42,041,593    $ 184,876,772    $  91,026,154
Related party                                            --        1,188,134               --        4,138,099
                                              -------------    -------------    -------------    -------------
   Total revenues                                69,482,475       43,229,727      184,876,772       95,164,253
                                              -------------    -------------    -------------    -------------
COST AND EXPENSES
Drilling operations                              40,836,261       31,638,742      113,298,330       70,448,307
Depreciation and amortization                     6,334,364        4,251,326       17,078,825       10,387,396
General and administrative                        5,199,813        4,323,583       15,033,998        9,174,805
                                              -------------    -------------    -------------    -------------
   Total cost and expenses                       52,370,438       40,213,651      145,411,153       90,010,508
                                              -------------    -------------    -------------    -------------

   Operating income                              17,112,037        3,016,076       39,465,619        5,153,745

Interest expense                                   (212,303)        (900,519)        (212,924)      (1,905,025)
Gain (loss) on sale of assets                       (41,023)          82,320          282,312          153,680
Other income                                        152,070          107,449          278,808          159,853
                                              -------------    -------------    -------------    -------------
   Income before income taxes                    17,010,781        2,305,326       39,813,815        3,562,253
Income tax expense                                7,217,099        2,292,371       16,589,146        2,292,371
                                              -------------    -------------    -------------    -------------
   Net income                                 $   9,793,682    $      12,955    $  23,224,669    $   1,269,882
                                              =============    =============    =============    =============

Earnings per common share:
   Basic                                      $        0.46    $        0.00    $        1.09    $        0.08
                                              =============    =============    =============    =============
   Diluted                                    $        0.45    $        0.00    $        1.08    $        0.08
                                              =============    =============    =============    =============

Weighted-average common shares outstanding:
   Basic                                         21,337,507       16,226,591       21,239,735       15,205,373
                                              =============    =============    =============    =============
   Diluted                                       21,636,504       17,174,310       21,567,444       16,015,059
                                              =============    =============    =============    =============

     See accompanying notes to condensed consolidated financial statements.

                                   UNION DRILLING, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)

                                                                     Nine Months Ended
                                                                       September 30,
                                                               ----------------------------
                                                                    2006           2005
                                                               -------------   ------------

OPERATING ACTIVITIES:
Net income                                                     $  23,224,669   $  1,269,882
Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                                  17,078,825     10,387,396
   Non-cash compensation expense                                     532,172      1,167,398
   Provision for doubtful accounts                                   635,000        107,500
   Gain on sale of fixed assets                                     (282,312)      (153,680)
   Provision for deferred taxes                                    7,299,000      2,275,000
   Excess tax benefits from share-based payment arrangements        (879,126)            --
Changes in operating assets and liabilities:
   Accounts receivable                                           (19,348,074)   (12,068,108)
   Accounts receivable - related party                               481,657      1,317,160
   Inventories                                                      (495,783)      (158,974)
   Prepaid and other assets                                        2,185,453        842,671
   Accounts payable                                                 (667,835)     6,911,610
   Accrued expenses and other liabilities                          3,201,761        966,936
                                                               -------------   ------------
Cash flow provided by operating activities                        32,965,407     12,864,791

INVESTING ACTIVITIES:
Purchase of businesses                                                    --    (47,517,092)
Purchases of machinery and equipment                             (68,144,318)   (34,354,398)
Proceeds from sale of machinery and equipment                      1,037,165        754,697
                                                               -------------   ------------
Cash flow used in investing activities                           (67,107,153)   (81,116,793)

FINANCING ACTIVITIES:
Borrowings on line of credit                                     186,638,887    144,886,143
Repayments on line of credit                                    (156,436,387)   (94,451,930)
Cash overdrafts                                                    2,989,783             --
Borrowings to finance equipment purchases                          1,949,367      2,010,518
Repayments on capital leases and other debt                       (4,850,431)    (3,547,838)
Proceeds from exercise of options                                    764,115             --
Excess tax benefits from share-based payment arrangements            879,126             --
Repayments on term loan                                                   --     (2,053,038)
Issuance of common shares                                                 --     19,920,007
Stock issuance costs                                                 (35,984)            --
                                                               -------------   ------------
Cash flow provided by financing activities                        31,898,476     66,763,862
Foreign currency translation adjustment                                  988             83
                                                               -------------   ------------
Net decrease in cash                                              (2,242,282)    (1,488,057)
Cash and cash equivalents at beginning of period                   2,388,276      3,871,271
                                                               -------------   ------------
Cash and cash equivalents at end of period                     $     145,994   $  2,383,214
                                                               =============   ============

     See accompanying notes to condensed consolidated financial statements.

                              UNION DRILLING, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                               Additional     Retained
                                                                 Paid In      Earnings
                                           Common Stock          Capital      (Deficit)        Total
                                      ---------------------   ------------   -----------   ------------
                                        Shares        $
                                      ----------   --------

Balance at December 31, 2005          21,166,109   $211,661   $133,381,395   $(1,153,755)  $132,439,301
Non-cash compensation                         --         --        532,172            --        532,172
Stock issuance costs                          --         --        (35,984)           --        (35,984)
Exercise of stock options and
   related tax benefits of $879,126      201,083      2,011      1,641,230            --      1,643,241
Net income                                    --         --             --    23,224,669     23,224,669
                                      ----------   --------   ------------   -----------   ------------
Balance at September 30, 2006         21,367,192   $213,672   $135,518,813   $22,070,914   $157,803,399
                                      ==========   ========   ============   ===========   ============

     See accompanying notes to condensed consolidated financial statements.

                              UNION DRILLING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Principles of Consolidation

Union Drilling, Inc. ("Union" or "the Company") is engaged in the business of onshore contract drilling and related services. The accompanying unaudited condensed consolidated financial statements include the accounts of Union
Drilling, Inc. and its wholly owned subsidiaries after the elimination of all intercompany balances and transactions. The interim period condensed consolidated financial statements, including the notes thereto, have been prepared in accordance with accounting principles generally accepted in the
United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results for a full year.

The condensed consolidated balance sheet at December 31, 2005, has been derived from the audited financial statements of Union Drilling, Inc. at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. These interim period condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

During the third quarter of 2006, the Company corrected its income tax provisions and deferred tax balances for underreporting of meals and incidental expenses that are only 50% deductible for income tax purposes and to recognize the deferred tax liability attributable to non-deductible intangibles acquired from Thornton Drilling Company. As a result, the Company recognized a $1,059,000 additional charge to its income tax provision in the third quarter of 2006, of which $462,000 was attributable to the year ended December 31, 2005, $282,000 was attributable to the quarter ended March 31, 2006 and $315,000 was attributable to the quarter ended June 30, 2006. This correction also resulted in a $1,159,000 increase to deferred tax liabilities, a $2,381,000 reduction in deferred tax assets and a $2,481,000 increase to recorded goodwill. Management, after consultation with its independent auditor, concluded that the effect of the corrections was not material to prior periods, expected 2006 results and trend of earnings.

Stock-based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting
Standards ("SFAS") No. 123(R), "Share-Based Payment, revised 2004" ("SFAS No.
123R"). The Company adopted the standard by using the modified prospective method provided for under SFAS No. 123R. SFAS No. 123R, which revised SFAS No.
123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires that the cost resulting from all share-based payment transactions be measured at fair value and recognized in the financial statements. For the three and nine months ended September 30, 2006, the Company has recorded total stock-based compensation expense of $257,973 ($173,230 net of tax) and $786,079 ($546,052,
net of tax), respectively. The condensed consolidated statements of income for the three and nine months ended September 30, 2005, have not been restated to reflect stock-based compensation expense in accordance with SFAS No. 123R.

The tax benefit realized from stock options exercised during the nine months ended September 30, 2006 is included as a cash inflow from financing activities on the condensed consolidated statement of cash flows.

The fair value of option grants during the three months ended September 30, 2006 was determined using the Black-Scholes option valuation model. The key input variables used in valuing the options were: risk-free interest rates of approximately 4.98%; dividend yield of zero; stock price volatility of approximately 55.4%; and expected term of approximately 5.5 years.

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

                                                                    Three Months          Nine Months
                                                                        Ended                Ended
                                                                 September 30, 2005   September 30, 2005
                                                                 ------------------   ------------------

Net income, as reported                                               $ 12,955            $1,269,882
Less: Total stock-based compensation expense determined under
   fair value method for all awards                                     51,540               679,049
                                                                      --------            ----------
Pro forma net (loss) income                                           $(38,585)           $  590,833
                                                                      ========            ==========
Basic and diluted income per share:
Basic, as reported                                                       $0.00                 $0.08
Diluted, as reported                                                     $0.00                 $0.08
Basic, pro forma                                                         $0.00                 $0.04
Diluted, pro forma                                                       $0.00                 $0.04

The effects of applying SFAS No. 123 in this pro forma disclosure may not be representative of the effects on reported net income for future periods.

Other Comprehensive Income

For all periods reported, other comprehensive income equals net income.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS
No. 157 "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for

fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of SFAS No. 157 to have a material impact on our financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109."
FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 31, 2006. We have not yet assessed the impact of the adoption of FIN 48 on our financial position or results of operations.

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
The fair market value of the property and equipment was determined by an independent appraisal. The fair market values of the identified intangible assets were determined by an independent valuation and certain assets will be amortized to expense over their estimated useful lives. The excess of the purchase price over the fair value of assets acquired and liabilities assumed in the acquisition of approximately $7,843,000 is classified as goodwill. The allocation of the assets acquired and liabilities assumed of Thornton Drilling
Company are as follows (in thousands):

                                Amount
                               -------
Current assets                 $ 5,465
Property and equipment          20,765
Identified intangible assets     4,000
Goodwill                         7,843
Deferred tax asset                 807
Other long-term assets             113
Current liabilities             (1,744)
Deferred tax liabilities        (8,052)
                               -------
                               $29,197
                               =======

Refer to Note 1 in the financial statements for further information regarding corrections made to the purchase price allocation in the third quarter of 2006.

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

                                           Pro Forma
                                       Nine Months Ended
                                      September 30, 2005
                             -------------------------------------
                             (in thousands, except per share data)
Total revenues                              $109,485
Net income                                  $  1,830
Earnings per common share:
Basic                                       $   0.09
Diluted                                     $   0.08

The fair market values of identified intangible assets were determined by an independent valuation and certain intangible assets will be amortized to expense over their estimated useful lives. Customer relations are amortized over their estimated benefit period of 20 years. Intangibles related to the non-compete agreement are amortized over the period of the non-compete agreement of two years subsequent to the termination of the named executive prior to fulfilling the term of his employment agreement. Depreciation and amortization includes amortization of intangibles of $89,722 and $224,722, respectively, for the three and nine months ended September 30, 2006.

The total cost and accumulated amortization of intangible assets related to our
2005 acquisition are as follows:

                           September 30,   December 31,
                                2006           2005
                           -------------   ------------
Customer relations          $ 2,200,000     $ 2,200,000
Non-compete agreement           800,000         800,000
Trade name                    1,000,000       1,000,000
                            -----------     -----------
Intangible assets             4,000,000       4,000,000
                            -----------     -----------
Customer relations             (165,000)        (82,500)
Non-compete agreement          (262,222)       (120,000)
                            -----------     -----------
Accumulated amortization       (427,222)       (202,500)
                            -----------     -----------
Intangible assets (net)     $ 3,572,778     $ 3,797,500
                            ===========     ===========

3. RELATED-PARTY TRANSACTIONS

During 2005, the Company entered into contract arrangements with Triana Energy,
Inc. and Columbia Natural Resources, which was purchased by Triana in August
2003, and sold by Triana Energy, Inc. in December 2005. The Company's former
Vice Chairman of the Board of Directors is the Chief Executive Officer of Triana
Energy, Inc. Effective December 31, 2005, the Chief Executive Officer of Triana
Energy, Inc. resigned as the Vice Chairman of the Board of Directors and as a
Director. During the three and nine months ended September 30, 2005, the Company had revenues related to transactions with Columbia Natural Resources and Triana
Energy, Inc. of $1,188,134 and $4,138,099, respectively. At December 31, 2005, the Company had accounts receivable from Columbia Natural Resources and Triana
Energy, Inc. of $481,657.

William R. Ziegler, a member of our board of directors through March 31, 2006, is of counsel to Satterlee Stephens Burke & Burke LLP, legal counsel for the
Company. During the three months ended March 31, 2006, legal fees related to transactions with Satterlee Stephens Burke & Burke LLP were $49,985. During the three and nine months ended September 30, 2005, legal fees were $220,603 and
$364,159, respectively. At December 31, 2005, the Company had no outstanding accounts payable to Satterlee Stephens Burke & Burke LLP.

4. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

                                  September 30,   December 31,
                                       2006           2005
                                  -------------   ------------

Billed receivables                 $41,422,799    $20,829,400
Unbilled receivables                 5,741,030      7,063,290
                                   -----------    -----------
Total receivables                   47,163,829     27,892,690
Allowance for doubtful accounts       (869,919)      (313,436)
                                   -----------    -----------
Net receivables                    $46,293,910    $27,579,254
                                   ===========    ===========

Unbilled receivables represent recorded revenue for contract drilling services performed that is billable by the Company at future dates based on contractual payment terms, and is anticipated to be billed and collected in the quarter following the balance sheet date.

5. PROPERTY, BUILDINGS AND EQUIPMENT

Major classes of property, buildings and equipment are as follows:

                                September 30,   December 31,
                                     2006           2005
                                -------------   ------------
Land                             $  1,010,432      $ 967,432
Buildings                           1,357,622        978,489
Drilling equipment                188,193,267    135,617,519
Vehicles                            7,240,384      5,949,101
Furniture and fixtures                127,180         37,977
Computer equipment                    628,885        595,702
Leasehold improvements                 78,175         78,175
Construction in progress           34,742,085     22,809,603
                                 ------------   ------------
                                  233,378,030    167,033,998
Less accumulated depreciation     (62,059,576)   (46,250,906)
                                 ------------   ------------
                                 $171,318,454   $120,783,092
                                 ============   ============

Property, buildings and equipment include capitalized interest of $1,227,285 and
$307,254 as of September 30, 2006 and December 31, 2005, respectively.

6. ACCRUED EXPENSES AND OTHER LIABILITIES

A detail of accrued expenses and other liabilities is as follows:

                                           September 30,   December 31,
                                               2006           2005
                                           -------------   ------------

Accrued payroll and bonus                    $4,596,793     $2,709,219
Accrued workers compensation                  3,181,717      1,312,214
Other                                           660,861      1,331,875

                                             ----------     ----------
                                             $8,439,371     $5,353,308
                                             ==========     ==========

7. REVOLVING CREDIT FACILITY AND LONG-TERM OBLIGATIONS

The Company entered into a Revolving Credit and Security Agreement with PNC
Bank, as agent for a group of lenders, dated March 31, 2005, which matures on
March 30, 2009, that was subsequently amended on April 19, August 15, October 5,
2005 and September 27, 2006, which provides for a borrowing base equal to the lesser of $60,000,000 or the sum of 85% of eligible receivables and 75% of the liquidation value of eligible rig fleet equipment. There is a $7,500,000 sublimit for letters of credit. Amounts outstanding under the revolving credit facility bear interest at either (i) the higher of the Federal Funds Open Rate plus one half of 1.00% or the base commercial lending rate of the agent for the lenders (8.25% at September 30, 2006) or (ii) LIBOR plus 2.00% (7.3725% at
September 30, 2006). As of September 30, 2006, approximately $30.2 million was outstanding under the Revolving Credit and Security Agreement. As of December
31, 2005, the Company had no outstanding loans under this revolving credit facility. As of September 30, 2006 and December 31, 2005, $3.2 million and $2.7 million, respectively, of the total capacity has been utilized to support the
Company's letter of credit requirement.

The Revolving Credit and Security Agreement is secured by substantially all of our assets, with certain exceptions, and contains affirmative and negative covenants and provides for events of default that are typical for an agreement of this type. Among the affirmative covenants are requirements to maintain a specified tangible net worth (initially $43 million) and a fixed charge coverage ratio of 1.10 to 1.00. Among the negative covenants are restrictions on major corporate transactions, capital expenditures, payment of dividends, incurrence of indebtedness, and amendments to our organizational documents. Net capital expenditures (excluding acquisitions) were limited to $45 million in 2005 and
$10 million in subsequent years, but those amounts are increased by permitted equity issuance proceeds and the unused amounts can be carried over to the next fiscal year. On September 27, 2006, the Agreement was amended to increase the
2006 net capital expenditure limitation to $125 million. Among the events of default are a change in control and any change in our operations or condition, which has a material adverse effect. As of September 30, 2006, the Company was in compliance with all debt covenants.

In addition, the Company has entered into various equipment-specific financing agreements with several third-party financing institutions. The terms of these agreements range from 36 to 60 months. As of September 30, 2006 and December 31,
2005, the total outstanding balance under these arrangements, including principal and interest, was $8,409,123 and $8,757,891, respectively. The interest rate on these borrowings ranges from 3.5% to 7.5%.

8. COMMITMENTS AND CONTINGENCIES

Due to the nature of our business, we are, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities, including workers' compensation claims and employment-related disputes. The Company is a defendant in a lawsuit brought in U.S. District Court to determine insurance coverage for the death of a well worker. The Company intends to vigorously defend the claim; however, an unfavorable outcome is reasonably possible. The Company could experience a potential loss of approximately $500,000 to $700,000. The Company has not reserved any amounts for this legal matter. In the opinion of our management, no other such pending litigation, disputes or claims against us will have a material adverse effect on our financial condition, results of operations or cash flow from operations, and there is only a remote possibility that any such other matter will require any additional loss accrual.

In December 2005, the Company entered into a contract with National Oilwell
Varco, L.P. ("NOV"), to acquire three rigs and related equipment for an aggregate purchase price of $24 million. In November 2005, Union paid

NOV $250,000 toward the purchase price of such equipment. In December 2005, the
Company made a further downpayment of $6,936,500 on the first three rigs. Also in December 2005, the Company paid $1 million to NOV for an option to acquire an additional three rigs and related equipment for an aggregate purchase price of
$25.2 million. In April 2006, the Company exercised this option and entered into a purchase and sale agreement with NOV for the additional three rigs, making a down payment of $6,545,825. The $1 million previously paid by the Company for the option to purchase the rigs will be applied against the purchase price of the rigs. All six rigs are capable of horizontal and underbalanced drilling. As of September 30, 2006, two of the six rigs have been delivered and are currently in service in the Fort Worth Basin.

The Company leases its corporate office in Fort Worth, Texas. The total commitment cost through September 30, 2010 is approximately $830,000.

The Company has signed a multi-year contract with a customer that involves moving the rigs currently employed in the Rockies to eastern Arkansas for drilling in the Fayetteville Shale. This move will begin in late 2006, after the rigs fulfill their contractual responsibilities in the Rockies.

In September, 2006, the Company signed a five year lease commencing on October
1, 2006 for an office building and maintenance facility in Searcy, Arkansas. The total commitment cost is approximately $720,000.

9. STOCKHOLDERS' EQUITY

At September 30, 2006, the number of authorized shares of common and preferred stock was 75,000,000 and 100,000 shares, respectively, of which 21,367,192 and zero were outstanding, and 2,492,146 and zero were reserved for future issuance.

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

                                          Three Months Ended          Nine Months Ended
                                             September 30,               September 30,
                                      -------------------------   -------------------------
                                         2006           2005         2006           2005
                                      -----------   -----------   -----------   -----------

Net income                            $ 9,793,682   $    12,955   $23,224,669   $ 1,269,882
                                      ===========   ===========   ===========   ===========
Weighted average shares outstanding    21,337,507    16,226,591    21,239,735    15,205,373
Incremental shares from assumed
   conversion of stock options            298,997       947,719       327,709       809,686
                                      -----------   -----------   -----------   -----------
Weighted average and assumed
   incremental shares                  21,636,504    17,174,310    21,567,444    16,015,059
                                      ===========   ===========   ===========   ===========
Earnings per share:
   Basic                              $      0.46   $      0.00   $      1.09   $      0.08
                                      ===========   ===========   ===========   ===========
   Diluted                            $      0.45   $      0.00   $      1.08   $      0.08
                                      ===========   ===========   ===========   ===========

Basic earnings per share has been computed by dividing net income by weighted average shares outstanding.

Diluted earnings per share has been computed by dividing net income by weighted average shares outstanding and assumed incremental shares from assumed conversion of stock options.

11. MANAGEMENT COMPENSATION

Stock Option Plans

The Company has two stock option plans, the 2005 Stock Option Plan and the
Amended and Restated 2000 Stock Option Plan. Under each plan, 1,579,552 shares have been authorized for awards of stock options. As of September 30, 2006,
654,275 options have been granted under the 2005 Stock Option Plan and 1,404,401 options have been granted under the Amended and Restated 2000 Stock Option Plan.
In addition, 132,958 options were granted outside the plans in 1999. Options typically vest in four equal annual installments from the grant date and expire on the tenth anniversary of the grant date.

A summary of stock option activity for the nine months ended September 30, 2006 is as follows:

                                                                      Weighted
                                                         Weighted      Average
                                              Number      Average     Remaining      Aggregate
                                                of       Exercise    Contractual     Intrinsic
                                              Shares       Price    Term in Years      Value
                                             ---------   --------   -------------   ----------

Outstanding at December 31, 2005             1,541,380    $ 7.21
Granted                                        122,500    $15.38
Exercised                                     (201,083)   $ 3.80
Forfeited                                      (71,079)   $14.00

                                             ---------    ------
Outstanding at September 30, 2006            1,391,718    $ 8.07        6.77        $4,074,661
                                             =========    ======        ====        ==========

Options exercisable at September 30, 2006      604,496    $ 3.52        4.53        $4,523,894
                                             =========    ======        ====        ==========

Total unamortized stock-based compensation was $2,874,310 at September 30, 2006, and will be recognized over the weighted average service period of 2.29 years.

The weighted average fair value of options granted during the period is $6.39.
The total fair value of options vested during the period is $828,326.

Cash received from exercise of options during the nine months ended September
30, 2006 was $764,115. New shares are issued to satisfy options exercised. The total intrinsic value of options exercised during the period is $2,221,231.

Employee Benefit Plan

The Company has a 401(k) employee benefit plan covering substantially all of its employees. Company contributions to the plan are discretionary. The Company made employee matching contributions of $89,638 and $216,731 during the three and nine months ended September 30, 2006, respectively.

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

At September 30, 2006 and December 31, 2005, the threshold amounts were $28.4 million and $26.5 million, respectively. These amounts are determined based upon cash invested in UDC (and invested by UDC in the Company's stock) plus a compounded annual return of 10% less cash returned to investors. During the three and nine months ended September 30, 2006, $264,998 and $253,907, respectively, of compensation cost reversals was recognized by the Company in its condensed consolidated statements of income as a result of the decreases in fair value of the assets owned by UDC exceeding the threshold. This amount is classified as general and administrative expense.

The defined group of participants in this arrangement would be entitled to up to
22.5% of the value realized in excess of the threshold amount. Members of
Company management are entitled to approximately 4% of the 22.5%.

12. INCOME TAXES

Income tax expense for the three and nine months ended September 30, 2006 was
$7,217,099 and $16,589,146, respectively, which is an effective rate of 42.4%
and 41.7%, respectively, of pre-tax book income. This rate was calculated using estimated full year pre-tax book income, adjusted for permanent book/tax differences associated with non-cash compensation expense and meals and entertainment expense. For both the three and nine months ended September 30,
2005, income tax expense was $2,292,371. The Company had domestic net operating loss carryforwards of approximately $15.4 million at December 31, 2005. During the third quarter of 2006, the Company recognized a $1,059,000 additional charge to its income tax provision, which related to prior periods, and corrected its deferred tax liability and deferred tax asset balances. Refer to Note 1 in the financial statements for further information regarding this correction.

13. SUBSEQUENT EVENT

On October 27, 2006, the Company announced the resignation of J. Michael Poole from his position as Executive Vice President, Operations, effective October 31,
2006. Christopher Strong, President and Chief Executive Officer will fulfill
Poole's duties on an interim basis.

On October 10, 2006, the Company paid its final installment and took delivery of the third of the six NOV rigs. The rig is currently operating in the Fort Worth
Basin. The remaining three rigs are scheduled for delivery over the next three months.

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

COMPANY OVERVIEW

Union Drilling Inc. provides contract land drilling services and equipment, primarily to natural gas producers in the U.S. In addition to our drilling rigs, we provide the drilling crews and most of the ancillary equipment needed to operate our drilling rigs. We commenced operations in 1997 with 12 drilling rigs and related equipment acquired from a predecessor that was providing contract drilling services under the name "Union Drilling." Through a combination of acquisitions and new rig construction, we have increased the size of our fleet to 74 land drilling rigs, of which 67 are marketed and seven are stacked. We have focused our operations in selected natural gas production regions in the
United States. We do not invest in oil and natural gas properties. The drilling activity of our customers is highly dependent on the current price of oil and natural gas.

In response to rising demand from our customers for equipment that is capable of efficiently drilling wells in unconventional natural gas formations, we completed several transactions in 2005 and the first nine months of 2006 that enhanced our ability to serve these markets. In April 2005, we acquired Thornton
Drilling Company, which owned a fleet of 12 rigs and leased an additional rig operating in the Arkoma Basin, and eight rigs from SPA Drilling L.P., five of which are targeting the Barnett Shale formation in the Fort Worth Basin. In June
2005 and August 2005, we acquired six more rigs, five of which target the
Barnett Shale formation in the Fort Worth Basin. During 2006, we have continued
to add new and newly constructed rigs to our fleet to capitalize on our customers' rapidly growing unconventional resource exploration and development activity.

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

For the three and nine months ended September 30, 2006 and 2005, our marketed rig utilization, revenue days and average total number of rigs were as follows:

                                 Three Months Ended   Nine Months Ended
                                    September 30,        September 30,
                                 ------------------   -----------------
                                     2006    2005       2006     2005
                                    -----   -----      ------   -----
Marketed rig utilization rates       79.0%   67.1%       77.4%   58.9%
Revenue days                        4,732   3,686      13,430   8,394
Average total number of rigs         72.7    66.3        70.9    57.8

The reasons for the increase in the number of revenue days in 2006 over 2005 are the increase in size of our rig fleet and the improvement in our overall rig utilization rate due to improved market conditions. A significant factor contributing to the growth in the number of rigs and revenue days was the aforementioned acquisitions in 2005 and 2006.

We devote substantial resources to maintaining and upgrading our rig fleet. On a regular basis, we remove certain rigs from service to perform upgrades. In the short term, these actions result in fewer revenue days and slightly lower utilization; however, in the long term, we believe the upgrades will help the marketability of the rigs and improve their operating performance. We are currently performing or have recently performed, between contracts or as necessary, safety and equipment upgrades to various rigs in our fleet.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

REVENUE AND COST RECOGNITION - We generate revenue principally by drilling wells for natural gas producers on a contracted basis under daywork or footage contracts, which provide for the drilling of single or multiple well projects.
Revenues on daywork contracts are recognized based on the days worked at the dayrate each contract specifies. Mobilization fees are recognized as the related drilling services are provided. We recognize revenues on footage contracts based on the footage drilled for the applicable accounting period. Expenses are recognized based on the costs incurred during that same accounting period.

At September 30, 2006, our contract drilling work in progress totaled approximately $5.7 million, and approximately $7.1 million at December 31, 2005, all of which relates to the revenue recognized but not yet billed on daywork and footage contracts in progress at September 30, 2006 and December 31, 2005, respectively. The decrease is due primarily to an increase in progress billings and more efficient processing of customer invoices.

ACCOUNTS RECEIVABLE- We evaluate the creditworthiness of our customers based on their financial information, if available, information obtained from major industry suppliers and past experiences with customers. In some instances, we require new customers to establish escrow accounts or make prepayments. We typically invoice our customers at 15 or 30 day intervals during the performance of daywork contracts and upon completion of the daywork contract. Footage contracts are invoiced upon completion of the contract. Our contracts generally provide for payment of invoices in 30 days. We established an allowance for doubtful accounts of approximately $870,000 at September 30, 2006 and approximately $313,000 at December 31, 2005. Any allowance established is subject to judgment and estimates made by management. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, our assessment of our customers' current abilities to pay obligations to us and the condition of the general economy and the industry as a whole. We write off specific accounts receivable when they become uncollectible.

ACCRUED EXPENSES - Our other accrued expenses as of September 30, 2006 and
December 31, 2005 included accruals of approximately $3.2 million and $1.3 million, respectively, for costs under our workers' compensation insurance. We have a deductible of $100,000 per covered accident under our workers'
compensation insurance. Our insurance policy requires us to maintain a letter of credit to cover payments by us of that deductible. As of September 30, 2006, we satisfied this requirement with a $3.2 million letter of credit with our bank and our borrowing capacity under our revolving credit agreement with our bank has been reduced by the same amount collateralizing such letter of credit. We accrue for these costs as claims are incurred based on cost estimates established for each claim by the insurance companies providing the administrative services for processing the claims, including an estimate for incurred but not reported claims, estimates for claims paid directly by us, our estimate of the administrative costs associated with these claims and our historical experience with these types of claims. In addition, we accrue on a monthly basis the estimated workers compensation premium payable to the two states (West Virginia and Ohio) that are considered monopolistic.

STOCK-BASED COMPENSATION - Effective January 1, 2006, the Company adopted
Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based
Payment, revised 2004" ("SFAS No. 123R"). The Company adopted the standard by using the modified prospective method provided for under SFAS No. 123R. SFAS No.
123R, which revised SFAS No. 123, "Accounting for Stock-Based Compensation"
("SFAS No. 123"), requires that the cost resulting from all share-based payment transactions be measured at fair value and recognized in the financial statements. For the three and nine months ended September 30, 2006, the Company has recorded total stock-based compensation expense of $257,973 ($173,230 net of tax) and $786,079 ($546,052, net of tax), respectively. The remaining estimated pretax amortization on these outstanding options of approximately $2.9 million will be recognized through April, 2011. The condensed consolidated statements of income for the three and nine months ended September 30, 2005, have not been restated to reflect stock-based compensation expense in

accordance with SFAS No. 123R. During the three months ended September 30, 2006,
100,000 options were granted, no options vested, 71,079 options were forfeited and 53,000 options were exercised. During the nine months ended September 30,
2006, 122,500 options were granted, 154,664 options vested, 71,079 options were forfeited and 201,083 options were exercised. During the nine months ended
September 30, 2005, 527,754 options were granted. New shares are issued to satisfy options exercised.

The fair value of option grants during the three months ended September 30, 2006 was determined using the Black-Scholes option valuation model. The key input variables used in valuing the options were: risk-free interest rates of approximately 4.98%; dividend yield of zero; stock price volatility of 55.4%;
and expected term of 5.5 years.

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

STATEMENTS OF OPERATIONS ANALYSIS

The following table provides selected information about our operations for the three and nine months ended September 30, 2006 and 2005 (in thousands, except day and per day data).

                                                Three Months Ended    Nine Months Ended
                                                   September 30,        September 30,
                                                ------------------   ------------------
                                                  2006      2005       2006      2005
                                                -------   --------   --------   -------

Drilling revenues                               $69,482    $43,230   $184,877   $95,164

Drilling operations expenses                    $40,836    $31,639   $113,298   $70,448

Depreciation and amortization                   $ 6,334    $ 4,251   $ 17,079   $10,387
General and administrative expense              $ 5,200    $ 4,324   $ 15,034   $ 9,175
Interest expense                                $  (212)   $  (901)  $   (213)  $(1,905)
Other income and gain on sale of fixed assets   $   111    $   190   $    561   $   313

Revenue days during period                        4,732      3,686     13,430     8,394

Drilling revenue per revenue day                $14,683    $11,728   $ 13,766   $11,337
Drilling cost per revenue day                   $ 8,630    $ 8,584   $  8,436   $ 8,393
Rig utilization rates                              79.0%      67.1%      77.4%     58.9%
Average number of rigs during the period           72.7       66.3       70.9      57.8

DRILLING REVENUES. Our contract drilling revenues grew by approximately $26.3 million, or 61%, in the three months ended September 30, 2006 compared to the same period in 2005. Approximately $15.4 million of the increase was due to an increase in revenue days, where revenue days increased by 1,046 days. In addition, the average revenue per revenue day increased by $2,955 per day. The improvement in average revenue per revenue day was a result of increases in our contract rates due to stronger demand for our drilling services.

For the nine months ended September 30, 2006, contract drilling revenues increased by approximately $89.7 million, or 94%, compared to the nine months ended September 30, 2005. This increase was partially a result of the acquisitions of Thornton Drilling Company and the assets of SPA Drilling, L.P.
on April 1, 2005. The revenues from these acquisitions during the first quarter of 2006 accounted for $29.2 million of the revenue increase. The balance of the increase of $60.6 million was due to an increase in revenue days, where revenue days increased by 2,981 days. In addition, the average revenue per revenue day increased by $2,352 per day. The improvement in average revenue per revenue day was a result of increases in our contract rates due to stronger demand for our drilling services.

DRILLING OPERATIONS EXPENSES. Our contract drilling costs in the three months ended September 30, 2006 grew by approximately $9.2 million, or 29% compared to the three months ended September 30, 2005. The increase was related to higher revenues, however these expenses did not increase at the same rate as revenue due to improvement in overall drilling margins associated with higher contract rates.

Contract drilling costs increased $42.9 million during the first nine months of
2006 compared to the first nine months of 2005. This increase, as with the increase in revenues discussed above, is partly due to the drilling operations expenses related to Thornton Drilling Company and SPA Drilling, L.P.
acquisitions, which accounted for $17.4 million of the increase during the first quarter of 2006. The remaining increase is primarily due to the increase in number of revenue days during which drilling services were being provided, however these expenses did not increase at the same rate as revenue due to improvement in overall drilling margins associated with higher contract rates.

DEPRECIATION AND AMORTIZATION. Our depreciation and amortization expense in the three and nine months ended September 30, 2006 increased by approximately $2.1 million, or 49%, and $6.7 million, or 64%, respectively, as compared to the same periods in 2005, primarily as a result of the capital spending during the last three months of 2005 and the first nine months of 2006 for rig purchases and capital equipment upgrades. In addition, $2.6 million of the increase for the nine month period is attributable to depreciation expense during the first quarter of 2006 related to the assets acquired on April 1, 2005.

GENERAL AND ADMINISTRATIVE EXPENSES. Our general and administrative expenses increased by approximately $876,000, or 20%, during the three months ended
September 30, 2006 compared to the three months ended September 30, 2005. The third quarter of 2006 includes a $500,000 increase to the provision for doubtful accounts. The remaining increase in general and administrative expenses is due primarily to additional professional and consulting costs as a result of becoming a public company in November 2005, increased insurance costs related to the 2005 acquisitions and costs related to the corporate office relocation.

For the nine month period ended September 30, 2006 compared to the nine month period ended September 30, 2005, general and administrative expenses increased by approximately $5.9 million, or 64%, primarily due to the increase in employment costs (including non-cash compensation costs), insurance costs, additional professional and consulting costs and relocation costs. In addition, approximately $917,000 of the increase is a result of first quarter 2006 general and administrative costs associated with operations established to support the purchase of SPA Drilling assets and the Thornton Drilling Company acquisition.

INTEREST EXPENSE. Interest expense decreased by approximately $689,000 and $1.7 million, respectively, for the three and nine months ended September 30, 2006 compared to the same periods in 2005. These decreases were due primarily to the higher interest in 2005 related to the financing of the April 1, 2005 acquisitions, and interest capitalized in 2006 related to capital associated with construction in progress. Much of these financing costs were repaid in the fourth quarter of 2005 with the proceeds from the Company's initial public offering.

OTHER INCOME AND GAIN ON SALE OF FIXED ASSETS. Other income and gain on sale of fixed assets decreased by approximately $79,000 for the three ended September
30, 2006 compared to the three months ended September 30, 2005. For the nine months ended September 30, 2006, other income and gain on sale of fixed assets increased approximately $248,000. During the second quarter of 2006, the Company received insurance settlement proceeds of approximately $456,000 related to a
2004 rig accident, resulting in a gain of approximately $274,000.

TAXES. Our effective income tax rate of approximately 42.4% and 41.7% for the three and nine months ended September 30, 2006, respectively, differs from the federal statutory rate of 34% due to related state income taxes and permanent differences associated with meals and entertainment (primarily for our direct service personnel) and non-cash compensation. Permanent differences are costs included in results of operations in the accompanying financial statements, which are not fully deductible for federal income tax purposes. During the third quarter of 2006, the Company recognized a $1,059,000 additional charge to its income tax provision, which related to prior periods. Refer to Note 1 in the financial statements for further information regarding this correction. For both the three and nine months ended September 30, 2005, income tax expense was
$2,292,371.

At December 31, 2005, we had domestic net operating loss carryforwards for income tax purposes of approximately $15.4 million. These losses may be carried forward for 20 years and will begin to expire in 2019. The state losses vary as to carryforward period and will begin to expire in 2008, depending upon the jurisdiction where applied. Based upon 2006 results and forecasted future operations, we feel it is more likely than not that the amounts will be realized.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Capital Resources

Our rig fleet has grown from 12 rigs in 1997 to 73 rigs as of September 30,
2006. We have financed this growth with a combination of debt and equity financing. We plan to continue to grow our rig fleet. At September 30, 2006, our total debt to total capital was approximately 19.7%. Due to the volatility in our industry, we are reluctant to take on substantial additional debt in excess of the approximately $26.6 million of remaining availability under our revolving credit facility. However, our ability to continue funding our growth through the issuance of shares of our common stock is uncertain, as our common stock is not heavily traded and the market price for our common stock has been volatile in recent periods.

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

We entered into a Revolving Credit and Security Agreement with PNC Bank, as agent for a group of lenders, dated March 31, 2005, which matures on March 30,
2009, and subsequently amended on April 19, August 15, October 5, 2005 and
September 27, 2006, which provides for a borrowing base equal to the lesser of
$60,000,000 or the sum of 85% of eligible receivables and 75% of the liquidation value of eligible rig fleet equipment. The agent may, in the exercise of its reasonable business judgment, increase or decrease those percentage advance rates against eligible receivables and liquidation value. The liquidation value of eligible rig fleet equipment is determined annually (or semi-annually in certain circumstances) by an independent appraisal, with adjustments for acquisitions and dispositions between appraisals. There is a $7,500,000 sublimit for letters of credit. Amounts outstanding under the revolving credit facility bear interest at either (i) the higher of the Federal Funds Open Rate plus 1/2 of 1% or PNC Bank's base commercial lending rate (8.25% at September 30, 2006)
or (ii) LIBOR plus 2.00% (7.3725% at September 30, 2006). Those rates may increase by up to 0.50% for LIBOR loans or up to 0.25% for domestic rate loans if our fixed charge coverage ratio falls below certain targets.

Interest on outstanding loans is due monthly for domestic rate loans and at the end of the relevant interest period for LIBOR loans. All outstanding principal and interest is due at maturity on March 30, 2009. As of September 30, 2006, we had a loan balance of approximately $30.2 million under the Revolving Credit and
Security Agreement, and an additional $3.2 million of the total capacity has been utilized to support our letter of credit requirement. To date, the revolving credit facility has been used to pay for rig acquisitions and for working capital requirements. If we repay and terminate the obligations under the Revolving Credit and Security Agreement, we would be liable for a prepayment penalty.

The Revolving Credit and Security Agreement is secured by substantially all of our assets, with certain exceptions, and contains affirmative and negative covenants and provides for events of default that are typical for an agreement of this type. Among the affirmative covenants are requirements to maintain a specified tangible net worth (initially $43 million) and a fixed charge coverage ratio of 1.10 to 1.00. Among the negative covenants are restrictions on major corporate transactions, capital expenditures, payment of dividends, incurrence of indebtedness, and amendments to our organizational documents. Net capital expenditures (excluding acquisitions) were limited to $45 million in 2005 and
$10 million in subsequent years, but those amounts are increased by permitted equity issuance proceeds and the unused amounts can be carried over to the next fiscal year. On September 27, 2006, the Agreement was amended to increase the
2006 net capital expenditure limitation to $125 million. Among the events of default are a change in control and any change in our operations or condition, which has a material adverse effect. As of September 30, 2006, the Company was in compliance with all debt covenants.

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

In December 2005, the Company entered into a contract with National Oilwell
Varco L.P. ("NOV") to acquire three rigs and related equipment for an aggregate purchase price of $24 million. In November 2005, Union had paid NOV $250,000 toward the purchase price of such equipment. In December 2005, the Company made a further downpayment of $6,936,500 on the first three rigs. Also in December
2005, the Company paid $1 million to NOV for an option to acquire an additional three rigs and related equipment for an aggregate purchase price of $25.2 million. In April 2006, the Company exercised this option and entered into a purchase and sale agreement with NOV for the additional three rigs, making a down payment of $6,545,825. The $1 million previously paid by the Company for the option to purchase the rigs will be applied against the purchase price of the rigs. All six rigs, are capable of horizontal and underbalanced drilling. As of September 30, 2006, two of the six rigs have been delivered and are currently in service in the Fort Worth Basin.

In the first nine months of 2006, the Company acquired two rigs for deployment in the Fayetteville Shale play in eastern Arkansas for a total purchase price of
$8.8 million. In addition, capital expenditures were made to maintain our current fleet and refurbish existing equipment.

For the three and nine months ended September 30, 2006, the additions to our property and equipment consisted of the following:

                                         Three Months          Nine Months
                                             Ended                Ended
                                      September 30, 2006   September 30, 2006
                                      ------------------   ------------------
Land                                      $        --          $    43,000
Buildings                                          --               83,950
Drilling and well service equipment        24,471,860           65,665,271
Vehicles                                      656,485            2,225,443
Furniture and fixtures                             --               89,204
Computer equipment                                 --               37,450
                                          -----------          -----------
                                          $25,128,345          $68,144,318
                                          ===========          ===========

Working Capital

Our working capital increased $8.4 million to $34.0 million at September 30,
2006 from $25.6 million at December 31, 2005. Our current ratio, which we calculate by dividing our current assets by our current liabilities, was 2.45 at
September 30, 2006 compared to 2.21 at December 31, 2005.

Our operations have historically generated sufficient cash flow to meet our requirements for debt service and equipment expenditures (excluding major business and asset acquisitions). The significant improvement in cash flow from operating activities for the nine months ended September 30, 2006 over the nine months ended September 30, 2005 is primarily due to the $22.0 million improvement in net earnings, plus the approximate $6.7 million increase in depreciation and amortization expense and the utilization of our deferred tax asset of $7.3 million. We believe our cash generated by operations and our ability to borrow the currently unused portion of our line of credit and letter of credit facility of approximately $26.6 million, which takes into account reductions for approximately $3.2 million of outstanding letters of credit as of
September 30, 2006, should allow us to meet our routine financial obligations for the foreseeable future.

The changes in the components of our working capital were as follows:

                            September 30,  December 30,
                                2006           2005         Change
                            -------------  ------------   -----------
Cash and cash equivalents     $   145,994   $ 2,388,276   $(2,242,282)
Receivables                    46,293,910    28,060,911    18,232,999
Inventories                     1,355,991       860,208       495,783
Prepaid expenses                3,041,171     4,930,431    (1,889,260)
Deferred taxes                  6,574,036    10,542,730    (3,968,694)
                              -----------   -----------   -----------
Current assets                 57,411,102    46,782,556    10,628,546
                              -----------   -----------   -----------
Accounts payable               11,559,771     9,240,626     2,319,145
Current debt                    3,016,345     5,322,634    (2,306,289)
Current portion of advances
   from customers                 429,000     1,265,067      (836,067)
Accrued expenses                8,439,371     5,353,308     3,086,063
                              -----------   -----------   -----------
Current liabilities            23,444,487    21,181,635     2,262,852
                              -----------   -----------   -----------
Working capital               $33,966,615   $25,600,921   $ 8,365,694
                              ===========   ===========   ===========

The increase in our receivables at September 30, 2006 from December 31, 2005 was due primarily to the increase in revenue days during the third quarter of 2006, compared to the fourth quarter of 2005, as well as an improvement in utilization and revenue rates.

Prepaid expenses at September 30, 2006, include $1.5 million of accrued tax receivables. Substantially all of the remaining prepaid expenses at September
30, 2006 and December 31, 2005 consisted of prepaid insurance. The decrease in prepaid expenses from December 31, 2005 was due to $3.7 million amortization of prepaid insurance during the nine months ended September 30, 2006 and approximately $900,000 of collections on non-trade receivables in the first quarter of 2006, partially offset by $1.4 million of insurance premiums paid in
2006 and the $1.5 million accrued tax receivables.

The decrease in the deferred tax asset is due to the use of some of the net operating loss carryforward and during the third quarter of 2006, the Company corrected its deferred tax asset by recording a $2,381,000 reduction to the balance. Refer to Note 1 in the financial statements for further information regarding this correction.

The increase in payables at September 30, 2006 from December 31, 2005 was primarily due to higher supplies, repairs and capital expenditures resulting from the increase in the size of our drilling rig fleet.

The increase in accrued expenses at September 30, 2006 from December 31, 2005 was due to the growth in payroll, workers compensation and other costs which can be attributed to additional employee headcount. In addition, we have incurred other expenses associated with being a public company, such as consulting fees related to Sarbanes-Oxley and additional legal and audit fees.

Historically, we have not been required to make income tax payments due to net operating loss ("NOL") carryforwards, however, due to the expected utilization of those NOL's in 2006 and the limitation of NOL's associated with the change of control provisions of Code Section 382, we made estimated tax payments of $9.8 million during the nine months ended September 30, 2006.

Long-term Debt

Our long-term debt at September 30, 2006 and December 31, 2005 consisted of the following:

                                      September 30,  December 31,
                                          2006          2005
                                      -------------  ------------
Revolving credit facility              $30,202,500   $        --
Notes payable for equipment financed     7,661,963     7,825,984
Less current installments               (2,366,698)   (2,013,956)
                                       -----------   -----------
                                       $35,497,765   $ 5,812,028
                                       ===========   ===========

CONTRACTUAL OBLIGATIONS

In December 2005, the Company entered into a contract with National Oilwell
Varco, L.P. ("NOV"), to acquire three rigs and related equipment for an aggregate purchase price of $24 million. In November 2005, Union had paid NOV
$250,000 toward the purchase price of such equipment. In December 2005, the
Company made a further downpayment of $6,936,500 on the first three rigs. Also in December 2005, the Company paid $1 million to NOV for an option to acquire an additional three rigs and related equipment for an aggregate purchase price of
$25.2 million. In April 2006, the Company exercised this option and entered into a purchase and sale agreement with NOV for the additional three rigs, making a down payment of $6,545,825. The $1 million previously paid by the Company for the option to purchase the rigs will be applied against the purchase price of the rigs. All six rigs are capable of horizontal and underbalanced drilling. As of September 30, 2006, two of the six rigs have been delivered and are currently in service in the Fort Worth Basin.

The Company leases its corporate office in Fort Worth, Texas. The total commitment cost through September 30, 2010 is approximately $830,000.

The Company has signed a multi-year contract with a customer that involves moving the rigs currently employed in the Rockies to eastern Arkansas for drilling in the Fayetteville Shale. This move will begin in late 2006, after the rigs fulfill their contractual responsibilities in the Rockies.

In September, 2006, the Company signed a five year lease commencing on October
1, 2006 for an office building and maintenance facility in Searcy, Arkansas. The total commitment cost is approximately $720,000.

INFLATION

As a result of the relatively low levels of inflation during the past two years, inflation did not significantly affect our results of operations in any of the periods reported.

OFF BALANCE SHEET ARRANGEMENTS

We do not currently have any off balance sheet arrangements.

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS
No. 157 "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of
SFAS No. 157 to have a material impact on our financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109."
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk exposure related to changes in interest rates on our revolving credit facility, which provides for interest on borrowings under the facility at a floating rate. At September 30, 2006, we had approximately
$30.2 million outstanding debt on our revolving credit facility. An increase or decrease of 1% in the interest rate would have a corresponding decrease or increase in our net income of approximately $302,000 annually.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

As of September 30, 2006, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive
Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls. Based upon that evaluation, the Chief
Executive Officer and the Chief Financial Officer concluded that, as of such date, the design and operation of these disclosure controls were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules
13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Due to the nature of our business, we are, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities, including workers' compensation claims and employment-related disputes. The Company is a defendant in a lawsuit brought in U.S. District Court to determine insurance coverage for the death of a well worker. The Company intends to vigorously defend the claim; however, an unfavorable outcome is reasonably possible. The Company could experience a potential loss of approximately $500,000 to $700,000. The Company has not reserved any amounts for this legal matter. In the opinion of our management, no other such pending litigation, disputes or claims against us will have a material adverse effect on our financial condition, results of operations or cash flow from operations, and there is only a remote possibliity that any such other matter will require any additional loss accrual.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report or incorporated by reference herein:

EXHIBIT
NUMBER                                   DESCRIPTION
-------      -------------------------------------------------------------------
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

10.25     -- Fourth Amendment to Revolving Credit and Security Agreement, dated
             September 27, 2006, between Union Drilling, Inc., Thorton Drilling
             Company, Union Drilling Texas L.P., and PNC Bank, National
             Association, for itself and for other lenders (incorporated by reference to Exhibit 10.1 to our Form 8-K (File No. 000-51630)
             filed on September 28, 2006).

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

Dated: November 13, 2006

