Form 10-Q
period 2007-03-31
UNION DRILLING INC
filed 2007-05-09
CIK 1133260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number 000-51630

UNION DRILLING, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	16-1537048
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4055 International Plaza Suite 610 Fort Worth, Texas	76109
(Address of principal executive offices)	(Zip Code)

817-735-8793
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐      Accelerated filer  ☒      Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

As of May 7, 2007, there were 21,848,058 shares of common stock, par value $0.01 per share, of the registrant issued and outstanding.

UNION DRILLING, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Union Drilling, Inc.
Condensed Balance Sheets

	March 31, 2007	December 31, 2006
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$20,350	$20,350
Accounts receivable (net of allowance for doubtful accounts of $883,585
and $838,585 at March 31, 2007 and December 31, 2006, respectively)	41,862,477	47,612,631
Inventories	1,152,635	1,072,814
Prepaid expenses and deposits	3,012,390	3,920,606
Assets held for sale	1,728,678	2,143,678
Deferred taxes	5,229,986	4,685,803
Total current assets	53,006,516	59,455,882
Goodwill	7,909,349	7,909,349
Intangible assets (net of accumulated amortization of $628,889 and
$528,056 at March 31, 2007 and December 31, 2006, respectively)	2,371,111	2,471,944
Property, buildings and equipment (net of accumulated depreciation of
$77,889,642 and $69,338,007 at March 31, 2007 and
December 31, 2006, respectively)	215,718,158	187,084,437
Other assets	397,007	496,259
Total assets	$279,402,141	$257,417,871

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$16,752,508	$17,018,095
Current portion of long-term obligations	2,737,838	2,508,127
Current portion of other obligations	1,696,973	2,333,338
Current portion of advances from customers	3,595,000	1,612,600
Accrued expense and other liabilities	12,123,948	8,971,305
Total current liabilities	36,906,267	32,443,465
Revolving credit facility	32,270,902	27,810,247
Long-term obligations	5,418,697	5,256,123
Deferred taxes	26,031,173	23,480,921
Other long-term liabilities	2,217,312	827,605
Total liabilities	102,844,351	89,818,361
Stockholders’ equity:
Common stock, par value $.01 per share; 75,000,000 shares
authorized; 21,554,372 shares and 21,523,577 shares issued and
outstanding at March 31, 2007 and December 31, 2006, repectively	215,544	215,236
Additional paid in capital	137,144,448	136,686,152
Retained earnings	39,197,798	30,698,122
Total stockholders’ equity	176,557,790	167,599,510
Total liabilities and stockholders’ equity	$279,402,141	$257,417,871

See accompanying notes to condensed financial statements.

Union Drilling, Inc.
Condensed Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues
Total revenues	70,532,197	56,578,651
Cost and expenses
Drilling operations	41,250,747	34,968,016
Depreciation and amortization	8,915,937	5,187,254
General and administrative	5,405,114	4,700,854
Total cost and expenses	55,571,798	44,856,124
Operating income	14,960,399	11,722,527
Interest expense, net	(421,999)	(632)
(Loss) gain on sale of assets	(26,894)	81,556
Other income	34,710	36,812
Income before income taxes	14,546,216	11,840,263
Income tax expense	6,046,540	4,868,762
Net income	$8,499,676	$6,971,501
Earnings per common share:
Basic	$0.39	$0.33
Diluted	$0.39	$0.32
Weighted-average common shares outstanding:
Basic	21,533,709	21,166,109
Diluted	21,747,094	21,602,107

See accompanying notes to condensed financial statements.

Union Drilling, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2007	2006

Operating activities:
Net income	$8,499,676	$6,971,501
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	8,915,937	5,187,254
Non-cash compensation expense	255,412	258,116
Provision for doubtful accounts	45,000	45,000
Loss (gain) on sale of fixed assets	26,894	(81,556)
Provision for deferred taxes	2,006,069	4,868,762
Excess tax benefits from share-based payment arrangements	(86,171)	—
Changes in operating assets and liabilities:
Accounts receivable	5,705,154	(8,787,232)
Accounts receivable - related party	—	481,657
Inventories	(79,821)	(307,117)
Prepaid and other assets	1,007,468	1,706,929
Accounts payable	1,133,611	1,937,026
Accrued expenses and other liabilities	6,610,921	463,932
Cash flow provided by operating activities	34,040,150	12,744,272
Investing activities:
Purchases of machinery and equipment	(37,744,052)	(21,244,674)
Proceeds from sale of machinery and equipment	683,333	348,769
Cash flow used in investing activities	(37,060,719)	(20,895,905)
Financing activities:
Borrowings on line of credit	85,737,066	41,714,480
Repayments on line of credit	(81,276,411)	(36,510,797)
Cash overdrafts	(1,399,198)	1,590,889
Borrowings on long term and other obligations	1,077,135	780,551
Repayments on long term and other obligations	(1,321,215)	(1,474,553)
Issuance costs	—	(35,984)
Exercise of stock options	117,021	—
Excess tax benefits from share-based payment arrangements	86,171	—
Cash flow provided by financing activities	3,020,569	6,064,586
Foreign currency translation adjustment	—	1,569
Net decrease in cash	—	(2,085,478)
Cash and cash equivalents at beginning of period	20,350	2,388,276
Cash and cash equivalents at end of period	$20,350	$302,798

See accompanying notes to condensed financial statements.

Union Drilling, Inc.
Condensed Statement of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid In Capital	Retained Earnings	Total
	Shares	$
Balance at December 31, 2006	21,523,577	$215,236	$136,686,152	$30,698,122	$167,599,510
Non-cash compensation			255,412		255,412
Exercise of stock options and related tax benefit of $86,171	30,795	308	202,884		203,192
Net income				8,499,676	8,499,676
Balance at March 31, 2007	21,554,372	$215,544	$137,144,448	$39,197,798	$176,557,790

See accompanying notes to condensed financial statements.

UNION DRILLING, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

1.  Business and Basis of Presentation

Union Drilling, Inc. (“Union” or “the Company”) is engaged in the business of onshore contract drilling and related services. The accompanying unaudited condensed financial statements for the period ended March 31, 2007 include the accounts of Union Drilling, Inc. For fiscal year 2006, the financial statements are consolidated and include the accounts of Union and its wholly owned subsidiaries after the elimination of all significant intercompany balances and transactions. The interim period condensed financial statements, including the notes thereto, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results for a full year.

These interim period condensed financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

For all periods reported, other comprehensive income equals net income.

2. Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 on January 1, 2007. Implementation of FIN 48 did not result in a cumulative effect adjustment to retained earnings. At January 1, 2007, we had approximately $120,000 of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At March 31, 2007, we have approximately $164,000 of unrecognized tax benefits included in other long term liabilities on the balance sheet.

Interest and penalties related to uncertain tax positions are classified as interest expense and general and administrative costs, respectively. As of March 31, 2007, we have no accrued interest or penalties related to uncertain tax positions.

The tax years 2003 to 2006 remain open to examination by the major taxing jurisdictions to which we are subject.

3. Accounts Receivable

Accounts receivable consist of the following:

	March 31, 2007	December 31, 2006
Billed receivables	$37,772,557	$44,007,225
Unbilled receivables	4,973,505	4,443,991
Total receivables	42,746,062	48,451,216
Allowance for doubtful accounts	(883,585)	(838,585)
Net receivables	$41,862,477	$47,612,631

Unbilled receivables represent recorded revenue for contract drilling services performed that is billable by the Company at future dates based on contractual payment terms, and is anticipated to be billed and collected in the quarter following the balance sheet date. At March 31, 2007 and December 31, 2006, unbilled receivables were net of an estimated reserve for sales credits of $277,879 and $230,292, respectively.

4. Assets Held for Sale

During the fourth quarter of 2006, management made the decision to dispose of one of its stacked rigs. On January 18, 2007, we sold various components of the stacked rig for $415,000. The remaining portions continue to be held for sale.

5. Property, Buildings and Equipment

Major classes of property, buildings and equipment are as follows:
	March 31, 2007	December 31, 2006
Land	$1,010,432	$1,010,432
Buildings	1,416,887	1,357,621
Drilling equipment	269,247,362	220,005,680
Vehicles	7,604,820	7,607,236
Furniture and fixtures	167,828	161,929
Computer equipment	557,841	534,949
Leasehold improvements	97,956	97,956
Construction in progress	13,504,674	25,646,641
	293,607,800	256,422,444
Less accumulated depreciation	(77,889,642)	(69,338,007)
	$215,718,158	$187,084,437

During the three months ended March 31, 2007 and 2006, we capitalized $448,991 and $286,246, respectively, of interest costs incurred during the construction periods of certain drilling equipment.

6. Accrued Expenses and Other Liabilities

A detail of accrued expenses and other liabilities is as follows:

	March 31, 2007	December 31, 2006
Accrued payroll and bonus	$4,591,561	$3,668,083
Accrued workers compensation	3,086,055	2,840,777
Current income tax payable	3,006,924	577,976
Other	1,439,408	1,884,469
	$12,123,948	$8,971,305

7.  Debt Obligations

The Company entered into a Revolving Credit and Security Agreement dated March 31, 2005, and subsequently amended on April 19, August 15, and October 5, 2005, and on September 27 and December 5, 2006, which matures on March 30, 2009 and provides for a borrowing base equal to the lesser of $100 million or the sum of 85% of eligible receivables and 75% of the liquidation value of eligible rig fleet equipment. There is a $7.5 million sublimit for letters of credit. Amounts outstanding under the revolving credit facility bear interest at either (i) the higher of the Federal Funds Open Rate plus one half of 1.00% or the base commercial lending rate of the agent for the lenders (8.25% at March 31, 2007) or (ii) LIBOR plus 2.00% (7.348% at March 31, 2007). A fee of 0.25% is applied to the unused portion of the $100 million capacity of the revolving credit facility. As of March 31, 2007, approximately $32.3 million was outstanding under the Revolving Credit and Security Agreement and $4.1 million of the total capacity has been utilized to support the Company’s letter of credit requirement. As of December 31, 2006, approximately $27.8 million was outstanding under this revolving credit facility and $3.2 million of the total capacity had been utilized to support the Company’s letter of credit requirement.

The Revolving Credit and Security Agreement is secured by substantially all of our assets, with certain exceptions, and contains affirmative and negative covenants and provides for events of default that are typical for an agreement of this type. Among the affirmative covenants are requirements to maintain a specified tangible net worth (initially $43 million) and a fixed charge coverage ratio of 1.10 to 1.00. Among the negative covenants are restrictions on major corporate transactions, capital expenditures, payment of dividends, incurrence of indebtedness, and amendments to our organizational documents. Net capital expenditures (excluding acquisitions) were limited to $45 million in 2005 and $10 million in subsequent years, but those amounts are increased by permitted equity issuance proceeds and the unused amounts can be carried over to the next fiscal year. On September 27, 2006, the Agreement was amended to increase the 2006 net capital expenditure limitation to $125 million and $40 million in subsequent years, but those amounts are increased by permitted equity issuance proceeds and the unused amounts can be carried over to the next fiscal year. For 2007, the net capital expenditure limitation is approximately $71 million. Among the events of default are a change in control and any change in our operations or condition, which has a material adverse effect. As of March 31, 2007, the Company was in compliance with all debt covenants.

Current portion of other obligations consists of financed annual insurance costs. The interest rate on these borrowings is 6.258%. This debt will be repaid in monthly installments through November 2007.

In addition, the Company has entered into various equipment-specific financing agreements with several third-party financing institutions. The terms of these agreements range from 36 to 60 months. As of March 31, 2007 and December 31, 2006, the total outstanding balance under these arrangements, including principal and interest, was approximately $8.9 million and $8.5 million, respectively. The interest rate on these borrowings ranges from 3.5% to 7.6%.

During the three months ended March 31, 2007 and 2006, the Company paid approximately $509,000 and $183,000, respectively, in interest on all debt.

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

9.   Stockholders’ Equity

At March 31, 2007, the number of authorized shares of common and preferred stock was 75,000,000 and 100,000 shares, respectively, of which 21,554,372 and zero were outstanding, and 2,376,045 and zero were reserved for future issuance.

10.  Earnings Per Common Share

The following table presents a reconciliation of the numerators and denominators of the basic earnings per share and diluted earnings per share computations as required by SFAS No. 128:

	Three Months Ended March 31,
	2007	2006
Net income	$8,499,676	$6,971,501
Weighted average shares outstanding	21,533,709	21,166,109
Incremental shares from assumed conversion
of stock options	213,385	435,998
Weighted average and assumed incremental shares	21,747,094	21,602,107
Earnings per share:
Basic	$0.39	$0.33
Diluted	$0.39	$0.32

Basic earnings per share have been computed by dividing net income by weighted average shares outstanding.

Diluted earnings per share have been computed by dividing net income by weighted average and assumed incremental shares.

11. Management Compensation

Stock option plans

The Company has two stock option plans. As of March 31, 2007, 661,775 options have been granted under the 2005 Stock Option Plan and 1,404,401 options have been granted under the Amended and Restated 2000 Stock Option Plan. In addition, 132,958 options were granted outside the plans in 1999. Options typically vest in four equal installments from the grant date and expire on the tenth anniversary of the grant date.

A summary of stock option activity for the three months ended March 31, 2007 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2006	1,092,169	$8.33
Exercised	(30,795)	$3.80
Outstanding at March 31, 2007	1,061,374	$8.46	6.37	$6,087,622
Options exercisable at March 31, 2007	513,910	$5.31	4.64	$4,570,184

No options were granted during the three months ended March 31, 2007. Total unamortized stock-based compensation was approximately $2.0 million at March 31, 2007, and will be recognized over a weighted average service period of 1.99 years.

Cash received from the exercise of options for the three months ended March 31, 2007 was $117,021. New shares of common stock were issued to satisfy options exercised. The total intrinsic value of options exercised during the three months ended March 31, 2007 was $311,125.

A summary of options outstanding as of March 31, 2007, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Years of Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$2.51 to $3.80	575,981	4.4	$3.50	421,316	$3.39
$14.00 to $15.60	485,393	8.7	$14.35	92,594	$14.02
	1,061,374			513,910

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment, revised 2004” (“SFAS No. 123R”). The Company adopted the standard by using the modified prospective method provided for under SFAS No. 123R. SFAS No. 123R, which revised SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), requires that the cost resulting from all share-based payment transactions be measured at fair value and recognized in the financial statements. For the three months ended March 31, 2007, the Company recorded total stock-based compensation expense of $254,822 ($193,882, net of tax).

Employee benefit plan

The Company has a 401(k) employee benefit plan covering substantially all of its employees. Company contributions to the plan are discretionary. The Company incurred employee matching contributions of approximately $114,000 and $64,000 during the three months ended March 31, 2007 and 2006, respectively.

Contingent management compensation

The Company’s Chief Executive Officer (“CEO”) and certain other participants have been awarded rights to participate in the proceeds associated with the appreciation in value ultimately associated with dispositions of the Company’s shares by Union Drilling Company LLC (“UDC”), our largest stockholder. In order to receive benefits from this arrangement, the fair market value of the Company’s shares held by UDC must exceed certain threshold amounts.

The CEO is to receive benefits as a result of UDC’s sale, distribution or disposition of Company shares and the related recognition of a gain in excess of the threshold amount. These rights may be repurchased from the CEO at fair market value, which includes consideration of the threshold amount in the determination of that value, upon his termination of employment by the Company. Further, these rights may be repurchased from the CEO for no consideration upon voluntary termination or upon termination of employment by the Company for cause.

At March 31, 2007 and December 31, 2006, the threshold amounts were $29.8 million and $29.1 million, respectively. These amounts are determined based upon cash invested in UDC (and invested by UDC in the Company’s stock) plus a compounded annual return of 10% less cash returned to investors. During the three months ended March 31, 2007 and 2006, $590 and $537, respectively, of compensation costs were recognized as a result of the fair value of the assets owned by UDC exceeding the threshold. These amounts were classified as general and administrative expense.

The defined participants in this arrangement would be entitled to up to 22.5% of the value realized in excess of the threshold amount. The CEO is entitled to approximately 1% of the 22.5%.

12. Income Taxes

Income tax expense for the three months ended March 31, 2007 was approximately $6.0 million, which is an effective rate of 41.6% of pre-tax book income. This rate was calculated using estimated full year pre-tax book income, adjusted for permanent book/tax differences associated with non-cash compensation expense and meals and entertainment expense. Income tax expense for the three months ended March 31, 2006 was approximately $4.9 million, which is an effective rate of 41.1% of pre-tax book income.

See Note 2 regarding further discussion on FIN 48.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Company Overview

Union Drilling, Inc. provides contract land drilling services and equipment, primarily to natural gas producers in the United States. In addition to our drilling rigs, we provide the drilling crews and most of the ancillary equipment needed to operate our drilling rigs. We commenced operations in 1997 with 12 drilling rigs and related equipment acquired from a predecessor that was providing contract drilling services under the name “Union Drilling.” Through a combination of acquisitions and new rig construction, we have increased the size of our fleet to 77 land drilling rigs, of which 71 are marketed and six are stacked.  We have focused our operations in selected natural gas production regions in the United States.  We do not invest in oil and natural gas properties.  The drilling activity of our customers is highly dependent on the current price of oil and natural gas.

We completed several transactions in 2005, 2006 and the first quarter of 2007 that enhanced our ability to serve our markets. These transactions substantially expanded our unconventional natural gas contract drilling operations in Northern Texas and the Arkoma Basin, beyond our traditional markets in the Appalachian Basin and the Rocky Mountains. We have purchased existing rigs and newly constructed rigs and have devoted significant capital expenditures to upgrade other rigs in our fleet for underbalanced and horizontal drilling. These investments have positioned our fleet to capitalize on our customers’ rapidly growing unconventional resource exploration and development activity.

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

For the three months ended March 31, 2007 and 2006, our marketed rig utilization, revenue days and average total number of rigs were as follows:

	Three Months Ended March 31,
	2007	2006
Marketed rig utilization rates	70.5%	77.0%
Revenue days	4,344	4,324
Average total number of rigs	75.3	69.7

In addition to our normal weather-related slowdown in the northern Appalachian Basin in the quarter, utilization for the period was negatively impacted by the continued transition of our Rocky Mountain rigs to the Fayetteville Shale and by a significant decline in the utilization of the smaller rigs in our Arkoma Basin fleet.

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

Critical Accounting Policies and Estimates

Revenue and cost recognition – We generate revenue principally by drilling wells for natural gas producers on a contracted basis under daywork or footage contracts, which provide for the drilling of single or multiple well projects. Revenues on daywork contracts are recognized based on the days worked at the dayrate each contract specifies. Mobilization fees are recognized as the related drilling services are provided. We recognize revenues on footage contracts based on the footage drilled for the applicable accounting period. Expenses are recognized based on the costs incurred during that same accounting period.

At March 31, 2007 and December 31, 2006, our contract drilling work in progress totaled approximately $5.0 million and $4.4 million, respectively, all of which relates to the revenue recognized but not yet billed, on daywork and footage contracts in progress at March 31, 2007 and December 31, 2006, respectively. The increase from December 31, 2006 is primarily attributable to the three new rigs in the Fort Worth Basin. Our unbilled receivables at March 31, 2007 and December 31, 2006 include a reserve for sales credits of approximately $278,000 and $230,000, respectively.

Accounts receivable– We evaluate the creditworthiness of our customers based on their financial information, if available, information obtained from major industry suppliers, and past experiences with customers. In some instances, we require new customers to establish escrow accounts or make prepayments. We typically invoice our customers at 30 day intervals during the performance of daywork contracts and upon completion of the daywork contract. Footage contracts are invoiced upon completion of the contract. Our contracts generally provide for payment of invoices in 30 days. We established an allowance for doubtful accounts of approximately $884,000 at March 31, 2007 and approximately $839,000 at December 31, 2006. Any allowance established is subject to judgment and estimates made by management. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, our assessment of our customers’ current abilities to pay obligations to us and the condition of the general economy and the industry as a whole. We write off specific accounts receivable when they become uncollectible.

Accrued workers’ compensation– The Company accrues for costs under our workers’ compensation insurance program in accrued expenses and other liabilities. We have a deductible of $100,000 per covered accident under our workers’ compensation insurance. Our insurance policy requires us to maintain a letter of credit to cover payments by us of that deductible. As of March 31, 2007 and December 31, 2006, we satisfied this requirement with a $4.1 million and $3.2 million, respectively, letter of credit with our bank and our borrowing capacity under our revolving credit agreement with our bank has been reduced by the same amount collateralizing such letter of credit. We accrue for these costs as claims are incurred based on cost estimates established for each claim by the insurance companies providing the administrative services for processing the claims, including estimates for incurred but not reported claims, claims paid directly by us, administrative costs associated with these claims and our historical experience with these types of claims. In addition, we accrue on a monthly basis the estimated workers compensation premium payable to the two states (West Virginia and Ohio) that are considered monopolistic.

Stock-based compensation – Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment, revised 2004” (“SFAS No. 123R”). The Company adopted the standard by using the modified prospective method provided for under SFAS No. 123R. SFAS No. 123R, which revised Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), requires that the cost resulting from all share-based payment transactions be measured at fair value and recognized in the financial statements. For the three months ended March 31, 2007, the Company has recorded total stock-based compensation expense of $254,822 ($193,882, net of tax). Total unamortized stock-based compensation was approximately $2.0 million at March 31, 2007, and will be recognized over a weighted average service period of 1.99 years.  No options were granted during the three months ended March 31, 2007. The tax benefit realized from stock options exercised during the three months ended March 31, 2007 is included as a cash inflow from financing activities on the consolidated statement of cash flows.

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

Statements of Operations Analysis

The following table provides selected information about our operations for the three months ended March 31, 2007 and 2006 (in thousands, except per day data).

	Three Months Ended March 31,
	2007	2006
Revenues	$70,532	$56,579
Operating expenses	$41,251	$34,968
Depreciation and amortization	$8,916	$5,187
General and administrative expense	5,405	4,701
Interest expense, net	422	1
Other income and gain/loss on sale of fixed assets	8	118
Revenue days during period	4,344	4,324
Revenue per revenue day	16,237	13,085
Operating expense per revenue day	9,496	8,087
Rig utilization rates	70.5%	77.0%
Average number of rigs during the period	75.3	69.7

Revenues. Our revenues grew by approximately $14.0 million, or 25%, in the three months ended March 31, 2007 compared to the same period in 2006. This improvement was primarily a result of higher average revenue per revenue day related to increases in our contract rates due to stronger demand for our drilling services.

Operating expenses. Our operating expenses in the three months ended March 31, 2007 grew by approximately $6.3 million, or 18%, compared to the three months ended March 31, 2006. This increase was related to the increase in the average number of rigs.

Depreciation and amortization. Our depreciation and amortization expense in the three months ended March 31, 2007 increased by approximately $3.7 million, or 72%, from the same period in 2006. The increase in 2007 over 2006 resulted from additional depreciable assets being added to our fleet as part of our program to expand our rig purchases and capital equipment upgrades.

General and administrative expenses. Our general and administrative expenses increased by approximately $704,000, or 15%, during the three months ended March 31, 2007 compared to 2006.  The increase relates primarily to higher personnel expense and additional insurance costs on rigs acquired during the last 12 months.

Interest expense, net. Our interest expense increased by approximately $421,000 for the first quarter of 2007 compared to the first quarter of 2006. This increase was due primarily to additional borrowings under our revolving credit facility.

Other income and gain/loss on sale of fixed assets. Other income and gain on sale of fixed assets decreased by approximately $110,000 for the three months ended March 31, 2007 due to the gain on the sale of drilling equipment during the first quarter of 2006.

Taxes. Our effective income tax rate of 41.6% for the first quarter of 2007 differs from the federal statutory rate of 34% due to related state income taxes and permanent differences associated with meals and entertainment (primarily for our direct service personnel) and non-cash compensation.  Permanent differences are costs included in results of operations in the accompanying financial statements, which are not fully deductible for federal income tax purposes. The increase in income taxes for the quarter ended March 31, 2007 is primarily due to the increase in pre-tax income compared to the quarter ended March 31, 2006.

Liquidity and Capital Resources

Sources of Capital Resources

Our rig fleet has grown from 12 rigs in 1997 to 77 rigs as of March 31, 2007.  We have financed this growth with a combination of debt and equity financing.  At March 31, 2007, our total debt to total capital was approximately 20.4%.  Due to the volatility in our industry, we are reluctant to take on substantial additional debt in excess of the approximately $63.6 million of remaining availability under our revolving credit facility.  However, our ability to continue funding our growth through the issuance of shares of our common stock is uncertain, as our common stock is not heavily traded and the market price for our common stock has been volatile in recent periods.

We entered into a Revolving Credit and Security Agreement with PNC Bank, as agent for a group of lenders, dated March 31, 2005, and subsequently amended on April 19, August 15, and October 5, 2005, and on September 27 and December 5, 2006, which matures on March 30, 2009 and provides for a borrowing base equal to the lesser of $100 million or the sum of 85% of eligible receivables and 75% of the liquidation value of eligible rig fleet equipment. The agent may, in the exercise of its reasonable business judgment, increase or decrease those percentage advance rates against eligible receivables and liquidation value. The liquidation value of eligible rig fleet equipment is determined annually (or semi-annually in certain circumstances) by an independent appraisal, with adjustments for acquisitions and dispositions between appraisals. There is a $7.5 million sublimit for letters of credit. Amounts outstanding under the revolving credit facility bear interest at either (i) the higher of the Federal Funds Open Rate plus 1⁄2 of 1% or PNC Bank’s base commercial lending rate (8.25% at March 31, 2007) or (ii) LIBOR plus 2.00% (7.348% at March 31, 2007). Those rates may increase by up to 0.50% for LIBOR loans or up to 0.25% for domestic rate loans if our fixed charge coverage ratio falls below certain targets. A fee of 0.25% is applied to the unused portion of the $100 million capacity of the revolving credit facility.

Interest on outstanding loans is due monthly for domestic rate loans and at the end of the relevant interest period for LIBOR loans. All outstanding principal and interest is due at maturity on March 30, 2009. As of March 31, 2007, we had a loan balance of approximately $32.3 million under the Revolving Credit and Security Agreement, and an additional $4.1 million of the total capacity has been utilized to support our letter of credit requirement. To date, the revolving credit facility has been used to pay for rig acquisitions and for working capital requirements. If we repay and terminate the obligations under the Revolving Credit and Security Agreement, we would be liable for a substantial prepayment penalty.

The Revolving Credit and Security Agreement is secured by substantially all of our assets, with certain exceptions, and contains affirmative and negative covenants and provides for events of default that are typical for an agreement of this type. Among the affirmative covenants are requirements to maintain a specified tangible net worth (initially $43 million) and a fixed charge coverage ratio of 1.10 to 1.00. Among the negative covenants are restrictions on major corporate transactions, capital expenditures, payment of dividends, incurrence of indebtedness, and amendments to our organizational documents. Net capital expenditures were limited to $45 million in 2005 and $10 million in subsequent years, but those amounts are increased by permitted equity issuance proceeds and the unused amounts can be carried over to the next fiscal year. On September 27, 2006, the Agreement was amended to increase the 2006 net capital expenditure limitation to $125 million and $40 million in subsequent years, but those amounts are increased by permitted equity issuance proceeds and the unused amounts can be carried over to the next fiscal year. For 2007, the net capital expenditure limitation is approximately $71 million. Among the events of default are a change in control and any change in our operations or condition, which has a material adverse effect.  As of March 31, 2007, the Company was in compliance with all debt covenants.

Current portion of other obligations consists of financed annual insurance costs. The interest rate on these borrowings is 6.258%. This debt will be repaid in monthly installments through November 2007.

Uses of Capital Resources

For the three months ended March 31, 2007 and 2006, the additions to our property and equipment consisted of the following:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Land	$—	$43,000
Buildings	19,755	83,950
Drilling and well service equipment	37,323,248	20,096,800
Vehicles	375,744	953,385
Furniture and fixtures	—	45,663
Computer equipment	25,305	21,876
	$37,744,052	$21,244,674

In December 2005 and April 2006, the Company entered into agreements with National Oilwell Varco to purchase six rigs and related equipment for an aggregate purchase price of $52.7 million. The first three rigs were delivered in 2006 and the remaining three rigs were delivered in the first quarter of 2007. All six rigs are capable of horizontal and underbalanced drilling, and were placed into service in the Fort Worth Basin.

In March 2007, we placed into service in the Arkoma Basin, a rig which we built internally for approximately $6.7 million.

In the first quarter of 2006, the Company acquired a rig for deployment in the Fayetteville Shale play in Arkansas for a purchase price of $3.6 million.

Working Capital

Our working capital decreased $10.9 million, from $27.0 million at December 31, 2006 to $16.1 million at March 31, 2007.  Our current ratio, which we calculate by dividing our current assets by our current liabilities, was 1.4 at March 31, 2007 compared to 1.8 at December 31, 2006.

Our operations have historically generated sufficient cash flow to meet our requirements for debt service and equipment expenditures (excluding major business acquisitions).  The significant improvement in cashflow from operating activities for the three months ended March 31, 2007 over the three months ended March 31, 2006 is primarily due to the $14.0 million improvement in collections of receivables, $4 million customer prepayment,  plus the $2.4 million increase in net income as adjusted for non cash charges.  We believe our cash generated by operations and our ability to borrow the currently unused portion of our line of credit and letter of credit facility of approximately $63.6 million, which takes into account reductions for approximately $4.1 million of outstanding letters of credit as of March 31, 2007, should allow us to meet our routine financial obligations for the foreseeable future.

The changes in the components of our working capital were as follows:

	March 31, 2007	December 31, 2006	Change
Cash and cash equivalents	$20,350	$20,350	$—
Receivables	41,862,477	47,612,631	(5,750,154)
Inventories	1,152,635	1,072,814	79,821
Prepaid expenses	3,012,390	3,920,606	(908,216)
Assets held for sale	1,728,678	2,143,678	(415,000)
Deferred taxes	5,229,986	4,685,803	544,183
Current assets	53,006,516	59,455,882	(6,449,366)
Accounts payable	16,752,508	17,018,095	(265,587)
Current debt	4,434,811	4,841,465	(406,654)
Current portion of advances from customers	3,595,000	1,612,600	1,982,400
Accrued expenses	12,123,948	8,971,305	3,152,643
Current liabilities	36,906,267	32,443,465	4,462,802
Working capital	$16,100,249	$27,012,417	$(10,912,168)

The decrease in our receivables at March 31, 2007 from December 31, 2006 was due primarily to increased collection efforts.

Substantially all our prepaid expenses at March 31, 2007 and December 31, 2006 consisted of prepaid insurance.  The decrease in prepaid insurance from December 31, 2006 was due to amortization of prepaid insurance costs.

In January 2007, we sold various components of a stacked rig which was being held for sale for $415,000.

The $2.0 million increase in the current portion of advances from customers is primarily from one customer.

The total increase in accrued expenses at March 31, 2007 from December 31, 2006 was primarily due to the increase in current income taxes payable.

Long-term Debt

Our long-term debt at March 31, 2007 and December 31, 2006 consisted of the following:

	March 31, 2007	December 31, 2006
Revolving credit facility	$32,270,902	$27,810,247
Notes payable for equipment financed	8,156,535	7,764,250
	40,427,437	35,574,497
Less current installments	(2,737,838)	(2,508,127)
	$37,689,599	$33,066,370

Contractual Obligations

The Company did not enter into any significant contractual obligations during the three months ended March 31, 2007.

Inflation

As a result of the relatively low levels of inflation during the past two years, inflation did not significantly affect our results of operations in any of the periods reported.

Off Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements.

Recently Issued Accounting Standards

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 on January 1, 2007. Implementation of FIN 48 did not result in a cumulative effect adjustment to retained earnings. At January 1, 2007, we had approximately $120,000 of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At March 31, 2007, we have approximately $164,000 of unrecognized tax benefits included in other long term liabilities on the balance sheet.

Interest and penalties related to uncertain tax positions are classified as interest expense and general and administrative costs, respectively. As of March 31, 2007, we have no accrued interest or penalties related to uncertain tax positions.

The tax years 2003 to 2006 remain open to examination by the major taxing jurisdictions to which we are subject.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk exposure related to changes in interest rates on our revolving credit facility, which provides for interest on borrowings under the facility at a floating rate.  At March 31, 2007, we had approximately $32.3 million outstanding debt on our revolving credit facility. An increase or decrease of 1% in the interest rate would have a corresponding decrease or increase in our pre-tax income of approximately $323,000 annually.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), which we refer to as disclosure controls, are controls and procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any control system. A control system, no matter how well conceived and operated, can provide only reasonable assurance that its objectives are met. No evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

As of March 31, 2007, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of such date, the design and operation of these disclosure controls were effective to accomplish their objectives at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this report or incorporated by reference herein:

Exhibit Number		Description
31.1	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.*
31.2	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.*
32.1	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.*
32.2	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.*

*
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

/s/ A.J. Verdecchia

A.J. Verdecchia
Vice President, Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

Dated: May 9, 2007