Form 10-Q
period 2007-06-30
UNION DRILLING INC
filed 2007-08-08
CIK 1133260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes       No

As of August 6, 2007, there were 21,974,884 shares of common stock, par value $0.01 per share, of the registrant issued and outstanding.

UNION DRILLING, INC.
FORM 10-Q

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Union Drilling, Inc.
Condensed Balance Sheets

	June 30, 2007	December 31, 2006
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$20,350	$20,350
Accounts receivable (net of allowance for doubtful accounts of $1,998,978 and $838,585 at June 30, 2007 and December 31, 2006, respectively)	42,123,349	47,612,631
Inventories	1,508,238	1,072,814
Prepaid expenses and deposits	4,000,691	3,920,606
Assets held for sale	1,728,678	2,143,678
Deferred taxes	5,094,033	4,685,803
Total current assets	54,475,339	59,455,882
Goodwill	7,909,349	7,909,349
Intangible assets (net of accumulated amortization of $729,722 and $528,056 at June 30, 2007 and December 31, 2006, respectively)	2,270,277	2,471,944
Property, buildings and equipment (net of accumulated depreciation of $86,119,110 and $69,338,007 at June 30, 2007 and December 31, 2006, respectively)	217,341,233	187,084,437
Other assets	307,580	496,259
Total assets	$282,303,778	$257,417,871
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$11,063,099	$17,018,095
Current portion of long-term obligations	2,790,432	2,508,127
Current portion of other obligations	1,287,238	2,333,338
Current portion of advances from customers	4,759,000	1,612,600
Accrued expense and other liabilities	9,753,391	8,971,305
Total current liabilities	29,653,160	32,443,465
Revolving credit facility	28,659,743	27,810,247
Long-term obligations	4,959,985	5,256,123
Deferred taxes	27,000,540	23,480,921
Other long-term liabilities	2,140,888	827,605
Total liabilities	92,414,316	89,818,361
Stockholders’ equity:
Common stock, par value $.01 per share; 75,000,000 shares authorized; 21,974,884 shares and 21,523,577 shares issued and outstanding at June 30, 2007 and December 31, 2006, repectively	219,749	215,236
Additional paid in capital	141,273,122	136,686,152
Retained earnings	48,396,591	30,698,122
Total stockholders’ equity	189,889,462	167,599,510
Total liabilities and stockholders’ equity	$282,303,778	$257,417,871

See accompanying notes to condensed financial statements

Union Drilling, Inc.
Condensed Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues
Total revenues	$74,199,769	$58,815,646	$144,731,966	$115,394,297
Cost and expenses
Drilling operations	42,841,932	37,494,053	84,092,679	72,462,069
Depreciation and amortization	9,600,645	5,557,207	18,516,582	10,744,461
General and administrative	6,972,047	5,133,331	12,377,161	9,834,185
Total cost and expenses	59,414,624	48,184,591	114,986,422	93,040,715
Operating income	14,785,145	10,631,055	29,745,544	22,353,582
Interest expense, net	(539,968)	11	(961,967)	(621)
Gain on sale of assets	928,615	241,779	901,721	323,335
Other income	211,917	89,926	246,627	126,738
Income before income taxes	15,385,709	10,962,771	29,931,925	22,803,034
Income tax expense	6,186,916	4,503,285	12,233,456	9,372,047
Net income	$9,198,793	$6,459,486	$17,698,469	$13,430,987
Earnings per common share:
Basic	$0.42	$0.30	$0.82	$0.63
Diluted	$0.42	$0.30	$0.81	$0.62
Weighted-average common shares outstanding:
Basic	21,783,478	21,213,705	21,659,283	21,190,038
Diluted	21,965,189	21,611,700	21,859,451	21,585,427

See accompanying notes to condensed financial statements.

Union Drilling, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Operating activities:
Net income	$17,698,469	$13,430,987
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,516,582	10,744,461
Non-cash compensation expense	525,122	539,197
Provision for doubtful accounts	1,192,793	90,000
Gain on sale of assets	(901,721)	(323,335)
Provision for deferred taxes	2,922,826	7,410,806
Excess tax benefits from share-based payment arrangements	(1,589,993)	(643,108)
Changes in operating assets and liabilities:
Accounts receivable	4,296,489	(13,195,175)
Accounts receivable – related party	—	481,657
Inventories	(94,489)	(334,328)
Prepaid and other assets	108,594	515,193
Accounts payable	(2,433,486)	2,355,415
Accrued expenses and other liabilities	7,020,325	2,558,933
Cash flow provided by operating activities	47,261,511	23,630,703
Investing activities:
Purchases of machinery and equipment	(49,305,049)	(43,015,975)
Proceeds from sale of machinery and equipment	1,709,124	840,591
Cash flow used in investing activities	(47,595,925)	(42,175,384)
Financing activities:
Borrowings on line of credit	166,283,762	107,268,698
Repayments on line of credit	(165,434,266)	(92,227,391)
Cash overdrafts	(3,521,510)	2,392,478
Borrowings on long term and other obligations	1,718,606	1,434,267
Repayments on long term and other obligations	(2,778,539)	(3,123,925)
Issuance costs	—	(35,984)
Exercise of stock options	2,476,368	562,715
Excess tax benefits from share-based payment arrangements	1,589,993	643,108
Cash flow provided by financing activities	334,414	16,913,966
Foreign currency translation adjustment	—	821
Net decrease in cash	—	(1,629,894)
Cash and cash equivalents at beginning of period	20,350	2,388,276
Cash and cash equivalents at end of period	$20,350	$758,382

See accompanying notes to condensed financial statements.

Union Drilling, Inc.
Condensed Statement of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid In Capital	Retained Earnings	Total
	Shares	$
Balance at December 31, 2006	21,523,577	$215,236	$136,686,152	$30,698,122	$167,599,510
Non-cash compensation	—	—	525,122	—	525,122
Exercise of stock options and related tax benefit of $1,589,993	451,307	4,513	4,061,848	—	4,066,361
Net income	—	—	—	17,698,469	17,698,469
Balance at June 30, 2007	21,974,884	$219,749	$141,273,122	$48,396,591	$189,889,462

See accompanying notes to condensed financial statements.

UNION DRILLING, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

1.    Business and Basis of Presentation

Union Drilling, Inc. (‘‘Union’’, ‘‘the Company’’ or ‘‘we’’) is engaged in the business of onshore contract drilling and related services. The accompanying unaudited condensed financial statements for the period ended June 30, 2007 include the accounts of Union Drilling, Inc. For fiscal year 2006, the financial statements are consolidated and include the accounts of Union and its wholly owned subsidiaries after the elimination of all significant intercompany balances and transactions. The interim period condensed financial statements, including the notes thereto, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results for a full year.

These interim period condensed financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

For all periods reported, other comprehensive income equals net income.

2.    Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 (‘‘FIN 48’’), ‘‘Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.’’ FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 on January 1, 2007. Implementation of FIN 48 did not result in a cumulative effect adjustment to retained earnings. At January 1, 2007 and June 30, 2007, we had approximately $120,000 and $178,000, respectively, of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. Such amounts are carried as other long-term liabilities.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$119,888
Additions based on tax positions related to the current year	58,178
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—
Balance at June 30, 2007	$178,066

Interest and penalties related to uncertain tax positions are classified as interest expense and general and administrative costs, respectively. During the period ended June 30, 2007, the Company recognized approximately $1,000 in interest related to unrecognized tax benefits in operating expenses. As of June 30, 2007, the Company has approximately $1,000 of interest and no penalties accrued.

The Company files income tax returns in the U.S. federal and in various state jurisdictions, and, prior to 2007, in Canada. The tax years 2003 to 2006 remain open to examination by the major taxing jurisdictions to which we are subject.

3.    Accounts Receivable

Accounts receivable consist of the following:

	June 30, 2007	December 31, 2006
Billed receivables	$38,764,863	$44,007,225
Unbilled receivables	5,357,464	4,443,991
Total receivables	44,122,327	48,451,216
Allowance for doubtful accounts	(1,998,978)	(838,585)
Net receivables	$42,123,349	$47,612,631

Unbilled receivables represent recorded revenue for contract drilling services performed that is billable by the Company at future dates based on contractual payment terms, and is anticipated to be billed and collected in the quarter following the balance sheet date. At June 30, 2007 and December 31, 2006, unbilled receivables were net of an estimated reserve for sales credits of approximately $311,000 and $230,000, respectively.

4.    Assets Held for Sale

During the fourth quarter of 2006, management made the decision to dispose of one of its stacked rigs. In January 2007, we sold various components of the stacked rig for $415,000. In August 2007, management determined the remaining assets held for sale would be better utilized as part of our rig fleet.

5.    Property, Buildings and Equipment

Major classes of property, buildings and equipment are as follows:

	June 30, 2007	December 31, 2006
Land	$1,010,432	$1,010,432
Buildings	1,416,887	1,357,621
Drilling equipment	275,169,062	220,005,680
Vehicles	8,072,449	7,607,236
Furniture and fixtures	167,916	161,929
Computer equipment	604,672	534,949
Leasehold improvements	93,045	97,956
Construction in progress	16,925,880	25,646,641
	303,460,343	256,422,444
Less accumulated depreciation	(86,119,110)	(69,338,007)
	$217,341,233	$187,084,437

During the six months ended June 30, 2007 and 2006, we capitalized approximately $735,000 and $724,000, respectively, of interest costs incurred during the construction periods of certain drilling equipment.

6.    Accrued Expenses and Other Liabilities

A detail of accrued expenses and other liabilities is as follows:

	June 30, 2007	December 31, 2006
Accrued payroll and bonus	$4,150,794	$3,668,083
Accrued workers compensation	3,616,191	2,840,777
Current income tax payable	135,218	577,976
Other	1,851,188	1,884,469
	$9,753,391	$8,971,305

7.    Debt Obligations

The Company entered into a Revolving Credit and Security Agreement with PNC Bank, as agent for a group of lenders, dated March 31, 2005, and subsequently amended on April 19, August 15, and October 5, 2005, and on September 27 and December 5, 2006, which matures on March 30, 2009 and provides for a borrowing base equal to the lesser of $100 million or the sum of 85% of eligible receivables and 75% of the liquidation value of eligible rig fleet equipment. The agent may, in the exercise of its reasonable business judgment, increase or decrease those percentage advance rates against eligible receivables and liquidation value. The liquidation value of eligible rig fleet equipment is determined annually (or semi-annually in certain circumstances) by an independent appraisal, with adjustments for acquisitions and dispositions between appraisals. There is a $7.5 million sublimit for letters of credit. Amounts outstanding under the revolving credit facility bear interest at either (i) the higher of the Federal Funds Open Rate plus 50 basis points or PNC Bank’s base commercial lending rate (8.25% at June 30, 2007) or (ii) LIBOR plus 200 basis points (7.3593% at June 30, 2007). Those rates may increase by up to 50 basis points for LIBOR loans or up to 25 basis points for domestic rate loans if our fixed charge coverage ratio falls below certain targets. A fee of 25 basis points is applied to the available borrowing capacity. Available borrowing capacity was $66.8 million as of June 30, 2007.

Interest on outstanding loans is due monthly for domestic rate loans and at the end of the relevant interest period for LIBOR loans. All outstanding principal and interest is due at maturity on March 30, 2009. As of June 30, 2007, we had a loan balance of approximately $28.7 million under the Revolving Credit and Security Agreement, and an additional $4.5 million of the total capacity has been utilized to support our letter of credit requirement. To date, the revolving credit facility has been used to pay for rig acquisitions and for working capital requirements. If we repay and terminate the obligations under the Revolving Credit and Security Agreement, we would be liable for a prepayment penalty. As of December 31, 2006, approximately $27.8 million was outstanding under this revolving credit facility and $3.2 million of the total capacity had been utilized to support the Company’s letter of credit requirement.

The Revolving Credit and Security Agreement is secured by substantially all of our assets, with certain exceptions, and contains affirmative and negative covenants and provides for events of default that are typical for an agreement of this type. Among the affirmative covenants are requirements to maintain a specified tangible net worth and a fixed charge coverage ratio of 1.10 to 1.00. Among the negative covenants are restrictions on major corporate transactions, capital expenditures, payment of dividends, incurrence of indebtedness, and amendments to our organizational documents. On September 27, 2006, the Agreement was amended to increase the 2006 net capital expenditure limitation to $125 million and $40 million in subsequent years, but those amounts are increased by permitted equity issuance proceeds and the unused amounts can be carried over to the next fiscal year. For 2007, the net capital expenditure limitation is approximately $71 million. Capital expenditures for the first six months of 2007 were $49.3 million, of which $48.0 million was drilling equipment. Management does not believe at this time that this pace of acquisitions in drilling equipment will continue, and expects that the Company will be within its net capital expenditure limitation. Among the events of default are a change in control and any change in our operations or condition, which has a material adverse effect. As of June 30, 2007, the Company was in compliance with all debt covenants.

Current portion of other obligations consists of financed annual insurance costs. The interest rate on these borrowings is 6.258%. This debt will be repaid in monthly installments through November 2007.

In addition, the Company has entered into various equipment-specific financing agreements with several third-party financing institutions. The terms of these agreements range from 36 to 60 months. As of June 30, 2007 and December 31, 2006, the total outstanding balance under these arrangements, including principal and interest, was approximately $8.4 million and $8.5 million, respectively. The interest rate on these borrowings ranges from 3.5% to 7.6%.

8.    Commitments and Contingencies

Due to the nature of our business, we are, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities, including workers’ compensation claims and employment-related disputes. The Company is a defendant in a lawsuit brought in U.S. District Court to determine insurance coverage for the death of a well worker. The Company intends to vigorously defend the claim; however, an unfavorable outcome is reasonably possible. The Company could experience a potential loss of approximately $500,000 to $700,000 with respect to this claim. The Company has not reserved any amounts for this legal matter. In the opinion of our management, no other such pending litigation, disputes or claims against us will have a material adverse effect on our financial condition, results of operations or cash flow from operations, and there is only a remote possibility that any such other matter will require any additional loss accrual.

9.    Stockholders’ Equity

At June 30, 2007, the number of authorized shares of common and preferred stock was 75,000,000 and 100,000 shares, respectively, of which 21,974,884 and zero were outstanding, and 1,955,533 and zero were reserved for future issuance.

10.    Earnings Per Common Share

The following table presents a reconciliation of the numerators and denominators of the basic earnings per share and diluted earnings per share computations as required by SFAS No. 128:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$9,198,793	$6,459,486	$17,698,469	$13,430,987
Weighted average shares outstanding	21,783,478	21,213,705	21,659,283	21,190,038
Incremental shares from assumed conversion of stock options	181,711	397,995	200,168	395,389
Weighted average and assumed incremental shares	21,965,189	21,611,700	21,859,451	21,585,427
Earnings per share:
Basic	$0.42	$0.30	$0.82	$0.63
Diluted	$0.42	$0.30	$0.81	$0.62

Basic earnings per share have been computed by dividing net income by weighted average shares outstanding.

Diluted earnings per share have been computed by dividing net income by weighted average and assumed incremental shares.

11.    Management Compensation

Stock option plans

The Company has two stock option plans. As of June 30, 2007, 661,775 options have been granted under the 2005 Stock Option Plan and 1,404,401 options have been granted under the Amended and Restated 2000 Stock Option Plan. In addition, 132,958 options were granted outside the plans in 1999. Options typically vest in four equal installments from the grant date and expire on the tenth anniversary of the grant date.

A summary of stock option activity for the six months ended June 30, 2007 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2006	1,092,169	$8.33
Exercised	(451,307)	$5.49
Forfeited	(29,617)	$14.00
Outstanding at June 30, 2007	611,245	$10.16	6.4	$3,826,738
Options exercisable at June 30, 2007	262,439	$6.41	4.0	$2,627,621

No options were granted during the six months ended June 30, 2007. Total unamortized stock-based compensation was approximately $1.8 million at June 30, 2007, and will be recognized over a weighted average service period of 2.4 years.

Cash received from the exercise of options for the six months ended June 30, 2007 was approximately $2.5 million. New shares of common stock were issued to satisfy options exercised. The total intrinsic value of options exercised during the six months ended June 30, 2007 was $4.6 million.

A summary of options outstanding as of June 30, 2007, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Years of Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$2.51 to $3.80	234,446	3.0	$3.26	185,085	$3.11
$14.00 to $15.60	376,799	8.5	$14.45	77,354	$14.29
	611,245			262,439

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), ‘‘Share-Based Payment, revised 2004’’ (‘‘SFAS No. 123R’’). The Company adopted the standard by using the modified prospective method provided for under SFAS No. 123R. SFAS No. 123R, which revised SFAS No. 123, ‘‘Accounting for Stock-Based Compensation’’ (‘‘SFAS No. 123’’), requires that the cost resulting from all share-based payment transactions be measured at fair value and recognized in the financial statements. For the three and six months ended June 30, 2007, the Company recorded total stock-based compensation expense of approximately $228,000 ($175,000, net of tax) and $482,000 ($369,000, net of tax), respectively. For the three and six months ended June 30, 2006, the Company recorded total stock-based compensation expense of $271,000 ($184,000, net of tax) and $528,000 ($373,000, net of tax), respectively.

Employee benefit plan

The Company has a 401(k) employee benefit plan covering substantially all of its employees. Company contributions to the plan are discretionary. The Company incurred employee matching contributions of approximately $115,000 and $229,000 during the three and six months ended June 30, 2007, respectively, and $64,000 and $127,000 during the three and six months ended June 30, 2006, respectively.

Contingent management compensation

The Company’s Chief Executive Officer (‘‘CEO’’) has been awarded rights to participate in the proceeds associated with the appreciation in value ultimately associated with dispositions of the Company’s shares by Union Drilling Company LLC (‘‘UDC’’), our largest stockholder. In order to receive benefits from this arrangement, the fair market value of the Company’s shares held by UDC must exceed certain threshold amounts.

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

At June 30, 2007 and December 31, 2006, the threshold amounts were $30.6 million and $29.1 million, respectively. These amounts are determined based upon cash invested in UDC (and invested by UDC in the Company’s stock) plus a compounded annual return of 10% less cash returned to investors. During the three and six months ended June 30, 2007, approximately $42,000 and $43,000, respectively, of compensation costs were recognized as a result of the fair value of the assets owned by UDC exceeding the threshold. During the three and six months ended June 30, 2006, approximately $11,000 of compensation costs were recognized. These amounts were classified as general and administrative expense.

The defined participants in this arrangement would be entitled to up to 22.5% of the value realized in excess of the threshold amount. The CEO is entitled to approximately 1% of the 22.5%.

12.    Income Taxes

Income tax expense for the three and six months ended June 30, 2007 was approximately $6.2 million and $12.2 million, respectively, which is a year-to-date effective rate of 40.9% of pre-tax book income. This rate was calculated using estimated full year pre-tax book income, adjusted for permanent book/tax differences associated with non-cash compensation expense and meals and entertainment expense. Income tax expense for the three and six months ended June 30, 2006 was approximately $4.5 million and $9.4 million, which is an effective rate of 41.1% of pre-tax book income.

See Note 2 regarding further discussion on FIN 48.

13.    Subsequent Event

In August 2007, management determined the remaining assets held for sale would be better utilized as part of our rig fleet.

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

We completed several transactions in 2006 and 2007 that enhanced our ability to serve our markets. These transactions substantially expanded our unconventional natural gas contract drilling operations in Northern Texas and the Arkoma Basin. We have purchased existing rigs and newly constructed rigs and have devoted significant capital expenditures to upgrade other rigs in our fleet for underbalanced and horizontal drilling. These investments have positioned our fleet to capitalize on our customers’ rapidly growing unconventional resource exploration and development activity.

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

For the three and six months ended June 30, 2007 and 2006, our marketed rig utilization, revenue days and average total number of rigs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Marketed rig utilization rates	69.0%	76.1%	69.8%	76.5%
Revenue days	4,459	4,375	8,803	8,699
Average total number of rigs	77.0	70.3	76.2	70.0

Utilization during 2007 was negatively impacted by a significant decline in the demand for smaller rigs in our Arkoma Basin fleet, the transition of our Rocky Mountain rigs to the Fayetteville Shale, which was completed at the end of the second quarter of 2007, and an increase in the number of rigs available in the market.

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

At June 30, 2007 and December 31, 2006, our contract drilling work in progress totaled approximately $5.4 million and $4.4 million, respectively, all of which relates to the revenue recognized but not yet billed, on daywork and footage contracts in progress at June 30, 2007 and December 31, 2006, respectively. The increase from December 31, 2006 is primarily attributable to the three new rigs in the Fort Worth Basin. Our unbilled receivables at June 30, 2007 and December 31, 2006 include a reserve for sales credits of approximately $311,000 and $230,000, respectively.

Accounts receivable   –   We evaluate the creditworthiness of our customers based on their financial information, if available, information obtained from major industry suppliers, and past experiences with customers. In some instances, we require new customers to establish escrow accounts or make prepayments. We typically invoice our customers at 30 day intervals during the performance of daywork contracts and upon completion of the daywork contract. Footage contracts are invoiced upon completion of the contract. Our contracts generally provide for payment of invoices in 30 days. We established an allowance for doubtful accounts of approximately $2.0 million at June 30, 2007 and approximately $839,000 at December 31, 2006. Included in the allowance balance at June 30, 2007 and December 31, 2006, is $1.6 million and $500,000, respectively, for one customer. Any allowance established is subject to judgment and estimates made by management. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, our assessment of our customers’ current abilities to pay obligations to us and the condition of the general economy and the industry as a whole. We write off specific accounts receivable when they become uncollectible.

Accrued workers’ compensation   –   The Company accrues for costs under our workers’ compensation insurance program in accrued expenses and other liabilities. We have a deductible of $100,000 per covered accident under our workers’ compensation insurance. Our insurance policy requires us to maintain a letter of credit to cover payments by us of that deductible. As of June 30, 2007 and December 31, 2006, we satisfied this requirement with a $4.5 million and $3.2 million, respectively, letter of credit with our bank and our borrowing capacity under our revolving credit agreement with our bank has been reduced by the same amount collateralizing such letter of credit. We accrue for these costs as claims are incurred based on cost estimates established for each claim by the insurance companies providing the administrative services for processing the claims, including estimates for incurred but not reported claims, claims paid directly by us, administrative costs associated with these claims and our historical experience with these types of claims. In addition, we accrue on a monthly basis the estimated workers compensation premium payable to the two states (West Virginia and Ohio) that are considered monopolistic.

Stock-based compensation   –   Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), ‘‘Share-Based Payment, revised 2004’’ (‘‘SFAS No. 123R’’). The Company adopted the standard by using the modified prospective method provided for under SFAS No. 123R. SFAS No. 123R, which revised Statement of Financial Accounting Standards No. 123, ‘‘Accounting for Stock-Based Compensation’’ (‘‘SFAS No. 123’’), requires that the cost resulting from all share-based payment transactions be measured at fair value and recognized in the financial statements. For the three and six months ended June 30, 2007, the Company has recorded total stock-based compensation expense of approximately $228,000 ($175,000, net of tax) and $482,000 ($369,000, net of tax), respectively. For the three and six months ended June 30, 2006, the Company recorded total stock-based compensation expense of $271,000 ($184,000, net of tax) and $528,000 ($373,000, net of tax), respectively.

Total unamortized stock-based compensation was approximately $1.8 million at June 30, 2007, and will be recognized over a weighted average service period of 2.4 years. No options were granted during the six months ended June 30, 2007. The tax benefit realized from stock options exercised during the six months ended June 30, 2007 is included as a cash inflow from financing activities on the consolidated statement of cash flows.

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

Statements of Operations Analysis

The following table provides selected information about our operations for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands, except per day data)
Revenues	$74,200	$58,816	$144,732	$115,394
Operating expenses	$42,842	$37,494	$84,093	$72,462
Depreciation and amortization	$9,601	$5,557	$18,517	$10,744
General and administrative expense	6,972	5,133	12,377	9,834
Interest expense, net	(540)	—	(962)	(1)
Other income and gain/loss on sale of fixed assets	1,141	332	1,149	450
Revenue days during period	4,459	4,375	8,803	8,699
Revenue per revenue day	16,641	13,444	16,441	13,265
Operating expense per revenue day	9,608	8,570	9,553	8,330
Rig utilization rates	69.0%	76.1%	69.8%	76.5%
Average number of rigs during the period	77.0	70.3	76.2	70.0

Revenues.    Our revenues during the second quarter of 2007 increased $15.4 million, or 26% compared to the second quarter of 2006 and $29.3 million, or 25%, for the six months ended June 30, 2007 compared to the same period in 2006. This improvement was primarily the result of our new rigs, which earn a higher day rate. These rigs were placed into service in late 2006 and early 2007. The increased rates are the primary reason for the increase in revenues per revenue day of $3,197 and $3,176, respectively, for the quarter to date and year to date.

Operating expenses.    The increase in operating expenses in 2007 was primarily due to three new rigs placed into service during late 2006 and four new rigs placed into service in the first quarter of 2007.

Depreciation and amortization.    Our depreciation and amortization expense increased in 2007 over 2006 as a result of additional depreciable assets being added to our fleet during the last six months of 2006 and the first six months of 2007 as part of our program to expand our rig purchases and capital equipment upgrades.

General and administrative expenses.    Our general and administrative expenses increased by approximately $1.8 million, or 36%, and $2.5 million, or 26%, respectively, during the three and six months ended June 30, 2007 compared to 2006. During the three months ended June 30, 2007, an additional $1.1 million of expense was recognized to increase the allowance for doubtful accounts related to one customer based on management’s assessment of collectibility. The remainder of the increases relates primarily to higher personnel expense and additional insurance costs on rigs acquired during the last 12 months.

Interest expense, net.    Our interest expense increased in 2007 primarily due to additional borrowings under our revolving credit facility, utilized to support our rig expansion.

Other income and gain/loss on sale of assets.    The increase in other income and gain on sale of assets is primarily due to the gain on sale of fixed assets during the second quarter of 2007 as compared to 2006.

Taxes.    Our effective income tax rate of 40.9% for the first six months of 2007 differs from the federal statutory rate of 35% due to related state income taxes and permanent differences associated with meals and entertainment (primarily for our direct service personnel) and non-cash compensation. Permanent differences are costs included in results of operations in the accompanying financial statements, which are not fully deductible for federal income tax purposes. The increase in income taxes for the three and six months ended June 30, 2007 is primarily due to the increase in pre-tax income compared to the same periods in 2006.

Liquidity and Capital Resources

Sources of Capital Resources

Our rig fleet has grown from 12 rigs in 1997 to 77 rigs as of June 30, 2007. We have financed this growth with a combination of debt and equity financing. At June 30, 2007, our total debt to total capital was approximately 17%. Due to the volatility in our industry, we are reluctant to take on substantial additional debt in excess of the approximately $66.8 million of remaining availability under our revolving credit facility. However, our ability to continue funding our growth through the issuance of shares of our common stock is uncertain, as our common stock is not heavily traded and the market price for our common stock has been volatile in recent periods.

We entered into a Revolving Credit and Security Agreement with PNC Bank, as agent for a group of lenders, dated March 31, 2005, and subsequently amended on April 19, August 15, and October 5, 2005, and on September 27 and December 5, 2006, which matures on March 30, 2009 and provides for a borrowing base equal to the lesser of $100 million or the sum of 85% of eligible receivables and 75% of the liquidation value of eligible rig fleet equipment. The agent may, in the exercise of its reasonable business judgment, increase or decrease those percentage advance rates against eligible receivables and liquidation value. The liquidation value of eligible rig fleet equipment is determined annually (or semi-annually in certain circumstances) by an independent appraisal, with adjustments for acquisitions and dispositions between appraisals. There is a $7.5 million sublimit for letters of credit. Amounts outstanding under the revolving credit facility bear interest at either (i) the higher of the Federal Funds Open Rate plus 50 basis points or PNC Bank’s base commercial lending rate (8.25% at June 30, 2007) or (ii) LIBOR plus 200 basis points (7.3593% at June 30, 2007). Those rates may increase by up to 50 basis points for LIBOR loans or up to 25 basis points for domestic rate loans if our fixed charge coverage ratio falls below certain targets. A fee of 25 basis points is applied to the available borrowing capacity. Available borrowing capacity was $66.8 million as of June 30, 2007.

Interest on outstanding loans is due monthly for domestic rate loans and at the end of the relevant interest period for LIBOR loans. All outstanding principal and interest is due at maturity on March 30, 2009. As of June 30, 2007, we had a loan balance of approximately $28.7 million under the Revolving Credit and Security Agreement, and an additional $4.5 million of the total capacity has been utilized to support our letter of credit requirement. To date, the revolving credit facility has been used to pay for rig acquisitions and for working capital requirements. If we repay and terminate the obligations under the Revolving Credit and Security Agreement, we would be liable for a prepayment penalty. As of December 31, 2006, approximately $27.8 million was outstanding under this revolving credit facility and $3.2 million of the total capacity had been utilized to support the Company’s letter of credit requirement.

The Revolving Credit and Security Agreement is secured by substantially all of our assets, with certain exceptions, and contains affirmative and negative covenants and provides for events of default that are typical for an agreement of this type. Among the affirmative covenants are requirements to maintain a specified tangible net worth and a fixed charge coverage ratio of 1.10 to 1.00. Among the negative covenants are restrictions on major corporate transactions, capital expenditures, payment of dividends, incurrence of indebtedness, and amendments to our organizational documents. On September 27, 2006, the Agreement was amended to increase the 2006 net capital expenditure limitation to $125 million and $40 million in subsequent years, but those amounts are increased by permitted equity issuance proceeds and the unused amounts can be carried over to the next fiscal year. For 2007, the net capital expenditure limitation is approximately $71 million. Capital expenditures for the first six months of 2007 were $49.3 million, of which $48.0 million was drilling equipment. Management does not believe at this time that this pace of acquisitions in drilling equipment will continue, and expects that the Company will be within its net capital expenditure limitation. Among the events of default are a change in control and any change in our operations or condition, which has a material adverse effect. As of June 30, 2007, the Company was in compliance with all debt covenants.

Current portion of other obligations consists of financed annual insurance costs. The interest rate on these borrowings is 6.258%. This debt will be repaid in monthly installments through November 2007.

Uses of Capital Resources

For the three and six months ended June 30, 2007 and 2006, the additions to our property and equipment consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Land	$—	$—	$—	$43,000
Buildings	—	—	19,755	83,950
Drilling equipment	10,632,947	21,096,611	47,956,195	41,193,413
Vehicles	885,399	615,573	1,261,143	1,568,958
Furniture and fixtures	—	43,541	—	89,204
Computer equipment	42,651	15,574	67,956	37,450
	$11,560,997	$21,771,299	$49,305,049	$43,015,975

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

In the first two quarters of 2006, the Company built two rigs for deployment in the Fayetteville Shale play in Arkansas for a total cost of $8.8 million.

Working Capital

Our operations have historically generated sufficient cash flow to meet our requirements for debt service and equipment expenditures (excluding major business acquisitions).  The significant improvement in cash flow from operating activities for the six months ended June 30, 2007 over the six months ended June 30, 2006 is primarily due to the $17.0 million improvement in collections of receivables generated by improved procedures, $6 million customer prepayments from one customer, plus the $7.1 million increase in net income as adjusted for non cash charges.  We believe our cash generated by operations and our ability to borrow the currently unused portion of our line of credit and letter of credit facility of approximately $66.8 million, after reductions for approximately $4.5 million of outstanding letters of credit as of June 30, 2007, should allow us to meet our routine financial obligations for the foreseeable future.

Our working capital decreased $2.2 million, from $27.0 million at December 31, 2006 to $24.8 million at June 30, 2007. Our current ratio, which we calculate by dividing our current assets by our current liabilities, was 1.8 at June 30, 2007 and December 31, 2006.

The changes in the components of our working capital were as follows:

	June 30, 2007	December 31, 2006	Change
Cash and cash equivalents	$20,350	$20,350	$—
Accounts receivable	42,123,349	47,612,631	(5,489,282)
Inventories	1,508,238	1,072,814	435,424
Prepaid expenses and deposits	4,000,691	3,920,606	80,085
Assets held for sale	1,728,678	2,143,678	(415,000)
Deferred taxes	5,094,033	4,685,803	408,230
Current assets	54,475,339	59,455,882	(4,980,543)
Accounts payable	11,063,099	17,018,095	(5,954,996)
Current debt	4,077,670	4,841,465	(763,795)
Current portion of advances from customers	4,759,000	1,612,600	3,146,400
Accrued expenses and other liabilities	9,753,391	8,971,305	782,086
Current liabilities	29,653,160	32,443,465	(2,790,305)
Working capital	$24,822,179	$27,012,417	$(2,190,238)

The decrease in our accounts receivable at June 30, 2007 from December 31, 2006 was due primarily to increased collection efforts. During the past 12 months, the Company implemented procedures to monitor and investigate past-due receivables on a more timely basis. Enhanced procedures and improved communication with operations personnel has enabled the Company to achieve a more manageable receivables balance. We also increased our allowance for doubtful accounts by $1.1 million for one customer during the second quarter of 2007 based on management’s assessment of collectibility.

Substantially all our prepaid expenses at December 31, 2006 consisted of prepaid insurance. During 2007, our prepaid expenses increased by $1.3M for a federal income tax prepayment and $1.0 million for insurance premium prepayments. This increase was offset by the amortization of prepaid insurance costs.

In January 2007, we sold various components of a stacked rig which was being held for sale for $415,000. In August 2007, management determined the remaining assets held for sale would be better utilized as part of our rig fleet.

The decrease in accounts payable is primarily due to the decrease in capital spending in June 2007 compared to December 2006 and the decrease in the negative cash reclass for outstanding checks. This decrease is partially offset by additional operating costs related to the four new rigs placed into production during 2007.

The decrease in current debt is due to $1.4 million of debt payments, partially offset by $345,000 additional financed insurance for new rigs and $325,000 additional financed equipment.

The $3.1 million increase in the current portion of advances from customers is primarily from one customer.

Accrued expenses and other liabilities increased $800,000 due to increased payroll and workers compensation costs attributable to additional employee headcount.

Long-term Debt

Our long-term debt at June 30, 2007 and December 31, 2006 consisted of the following:

	June 30, 2007	December 31, 2006
Revolving credit facility	$28,659,743	$27,810,247
Notes payable for equipment financed	7,750,417	7,764,250
	36,410,160	35,574,497
Less current installments	(2,790,432)	(2,508,127)
	$33,619,728	$33,066,370

Contractual Obligations

The Company did not enter into any significant contractual obligations during the six months ended June 30, 2007.

Inflation

As a result of the relatively low levels of inflation during the past two years, inflation did not significantly affect our results of operations in any of the periods reported.

Off Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements.

Recently Issued Accounting Standards

In June 2006, the FASB issued FASB Interpretation No. 48 (‘‘FIN 48’’), ‘‘Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.’’    See previous discussion in Note 2 ‘‘Recent Accounting Principles’’ in the Notes to Condensed Financial Statements as of June 30, 2007.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk exposure related to changes in interest rates on our revolving credit facility, which provides for interest on borrowings under the facility at a floating rate. At June 30, 2007, we had approximately $28.7 million outstanding debt on our revolving credit facility. An increase or decrease of 1% in the interest rate would have a corresponding decrease or increase in our pre-tax income of approximately $287,000 annually.

ITEM 4.    CONTROLS AND PROCEDURES

(a)    Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the ‘‘Exchange Act’’)), which we refer to as disclosure controls, are controls and procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and the Chief Financial Officer (‘‘CFO’’), as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any control system. A control system, no matter how well conceived and operated, can provide only reasonable assurance that its objectives are met. No evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

As of June 30, 2007, an evaluation was carried out under the supervision and with the participation of our management, including the CEO and the CFO, of the effectiveness of the design and operation of our disclosure controls. Based upon that evaluation, the CEO and the CFO concluded that, as of such date, the design and operation of these disclosure controls were effective to accomplish their objectives at the reasonable assurance level.

(b)    Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Due to the nature of our business, we are, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities, including workers’ compensation claims and employment-related disputes. The Company is a defendant in a lawsuit brought in U.S. District Court to determine insurance coverage for the death of a well worker. The Company intends to vigorously defend the claim; however, an unfavorable outcome is reasonably possible. The Company could experience a potential loss of approximately $500,000 to $700,000 with respect to this claim. The Company has not reserved any amounts for this legal matter. In the opinion of our management, no other such pending litigation, disputes or claims against us will have a material adverse effect on our financial condition, results of operations or cash flow from operations, and there is only a remote possibility that any such other matter will require any additional loss accrual.

ITEM 1A.	RISK FACTORS

There have been no material changes during the quarter ended June 30, 2007 in our ‘‘Risk Factors’’ as discussed in our 2006 Annual Report on Form 10-K.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on June 12, 2007. The proposals were adopted by the following margins indicated:

1)	Election of Directors: The following directors were elected for three year terms:

	Term Expiration	Nominee	For	Withheld
Class I	2010	T.J. Glauthier	18,329,005	620,700
Class I	2010	Howard I. Hoffen	18,684,598	265,107

2)	Ratification of the selection of Ernst & Young, LLP as the independent auditors of the Company for the fiscal year ending December 31, 2007.

For	Against	Abstained
18,903,912	37,504	8,290

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this report or incorporated by reference herein:

Exhibit Number	Description
31.1	—Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.*
31.2	—Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.*
32.1	—Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.*
32.2	—Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.*

*	This certification is being furnished solely to accompany this Quarterly Report pursuant to 18 U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference to any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNION DRILLING, INC.
/s/ A.J. Verdecchia A.J. Verdecchia Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

Dated:	August 7, 2007