Form 10-Q
period 2007-09-30
UNION DRILLING INC
filed 2007-11-01
CIK 1133260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of October 31, 2007, there were 21,974,884 shares of common stock, par value $0.01 per share, of the registrant issued and outstanding.

UNION DRILLING, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Union Drilling, Inc.

Condensed Balance Sheets

(in thousands, except share data)

	September 30, 2007	December 31, 2006
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$20	$20
Accounts receivable (net of allowance for doubtful accounts of $763 and $839 at September 30, 2007 and December 31, 2006, respectively)	42,193	47,613
Inventories	1,552	1,073
Prepaid expenses and deposits	2,899	3,921
Assets held for sale	—	2,144
Deferred taxes	5,146	4,686

Total current assets	51,810	59,457
Goodwill	7,909	7,909
Intangible assets (net of accumulated amortization of $830 and $528 at September 30, 2007 and December 31, 2006, respectively)	2,170	2,472
Property, buildings and equipment (net of accumulated depreciation of $95,622 and $69,338 at September 30, 2007 and
December 31, 2006, respectively)	219,104	187,084
Other assets	205	496

Total assets	$281,198	$257,418

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$13,966	$17,018
Current portion of notes payable for equipment	2,996	2,508
Other current obligations	538	2,333
Current portion of customer advances	4,859	1,613
Accrued expense and other liabilities	12,323	8,972

Total current liabilities	34,682	32,444
Revolving credit facility	12,211	27,810
Long-term notes payable for equipment	4,881	5,256
Deferred taxes	28,790	23,481
Customer advances and other long-term liabilities	1,381	828

Total liabilities	81,945	89,819

Stockholders’ equity:
Common stock, par value $.01 per share; 75,000,000 shares authorized; 21,974,884 shares and 21,523,577 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	220	215
Additional paid in capital	141,370	136,686
Retained earnings	57,663	30,698

Total stockholders’ equity	199,253	167,599

Total liabilities and stockholders’ equity	$281,198	$257,418

See accompanying notes to condensed financial statements.

Union Drilling, Inc.

Condensed Statements of Income

(Unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues
Total revenues	$76,938	$69,482	$221,670	$184,877

Cost and expenses
Operating expenses	43,894	40,836	127,987	113,298
Depreciation and amortization	10,074	6,334	28,591	17,079
General and administrative	6,923	5,200	19,300	15,034

Total cost and expenses	60,891	52,370	175,878	145,411

Operating income	16,047	17,112	45,792	39,466

Interest expense, net	(540)	(212)	(1,502)	(213)
Gain (loss) on sale or retirement of assets	173	(41)	1,075	282
Other income	48	152	295	279

Income before income taxes	15,728	17,011	45,660	39,814

Income tax expense	6,462	7,217	18,695	16,589

Net income	$9,266	$9,794	$26,965	$23,225

Earnings per common share:
Basic	$0.42	$0.46	$1.24	$1.09

Diluted	$0.42	$0.45	$1.23	$1.08

Weighted-average common shares outstanding:
Basic	21,974,884	21,337,507	21,765,640	21,239,735

Diluted	22,052,272	21,636,504	21,922,633	21,567,444

See accompanying notes to condensed financial statements.

Union Drilling, Inc.

Condensed Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2007	2006
Operating activities:
Net income	$26,965	$23,225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,591	17,079
Non-cash compensation expense	704	532
Provision for doubtful accounts	1,238	635
Gain on sale or retirement of assets	(1,075)	(282)
Provision for deferred taxes	4,849	7,299
Excess tax benefits from share-based payment arrangements	(1,508)	(879)
Changes in operating assets and liabilities:
Accounts receivable	4,182	(19,348)
Accounts receivable - related party	—	482
Inventories	(115)	(496)
Prepaid and other assets	1,313	2,185
Accounts payable	(1,755)	(668)
Accrued expenses and other liabilities	8,658	3,202

Cash flow provided by operating activities	72,047	32,966

Investing activities:
Purchases of machinery and equipment	(59,559)	(68,144)
Proceeds from sale of machinery and equipment	2,105	1,037

Cash flow used in investing activities	(57,454)	(67,107)

Financing activities:
Borrowings on line of credit	226,326	186,639
Repayments on line of credit	(241,925)	(156,437)
Cash overdrafts	(1,297)	2,990
Borrowings on long term and other obligations	2,560	1,949
Repayments on long term and other obligations	(4,242)	(4,850)
Issuance costs	—	(36)
Exercise of stock options	2,477	764
Excess tax benefits from share-based payment arrangements	1,508	879

Cash flow (used in) provided by financing activities	(14,593)	31,898
Foreign currency translation adjustment	—	1

Net decrease in cash	—	(2,242)
Cash and cash equivalents at beginning of period	20	2,388

Cash and cash equivalents at end of period	$20	$146

See accompanying notes to condensed financial statements.

Union Drilling, Inc.

Condensed Statement of Stockholders’ Equity

(Unaudited, in thousands, except share data)

	Common Stock		Additional Paid In Capital	Retained Earnings	Total
	Shares	$
Balance at December 31, 2006	21,523,577	$215	$136,686	$30,698	$167,599
Non-cash compensation	—	—	704	—	704
Exercise of stock options and related tax benefit of $1,508	451,307	5	3,980	—	3,985
Net income	—	—	—	26,965	26,965

Balance at September 30, 2007	21,974,884	$220	$141,370	$57,663	$199,253

See accompanying notes to condensed financial statements.

Union Drilling, Inc.

Notes To Condensed Financial Statements

September 30, 2007

(Unaudited)

1. Business and Basis of Presentation

Union Drilling, Inc. (“Union”, “Company” or “we”) is engaged in the business of onshore contract drilling and related services. The accompanying unaudited condensed financial statements for the period ended September 30, 2007 include the accounts of Union Drilling, Inc. For fiscal year 2006, the financial statements are consolidated and include the accounts of Union and its wholly owned subsidiaries after the elimination of all significant intercompany balances and transactions. In December 2006, the Company’s Canadian subsidiary was dissolved. The Company’s remaining two subsidiaries, Thornton Drilling Company and Union Drilling Texas, L.P. were merged into the parent company effective December 31, 2006 and January 1, 2007, respectively. The interim period condensed financial statements, including the notes thereto, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results for a full year.

These interim period condensed financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

For all periods reported, other comprehensive income equals net income.

2. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“ FASB”) issued Staff Position AUG AIR-1, Accounting for Planned Major Maintenance Activities, which eliminates the acceptability of the accrue-in-advance method of accounting for planned major maintenance activities. This FASB Staff Position is effective for fiscal years beginning after December 15, 2006. We do not use the accrue-in-advance method of accounting for rig refurbishments. The application of this FASB Staff Position had no material impact on our financial position or results of operations and financial condition.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 on January 1, 2007. Implementation of FIN 48 did not result in a cumulative effect adjustment to retained earnings. See Note 12 regarding further disclosures required under FIN 48.

3. Accounts Receivable

Accounts receivable consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Billed receivables	$39,785	$44,007
Unbilled receivables	3,171	4,444

Total receivables	42,956	48,451
Allowance for doubtful accounts	(763)	(838)

Net receivables	$42,193	$47,613

Unbilled receivables represent recorded revenue for contract drilling services performed that is billable by the Company at future dates based on contractual payment terms, and is anticipated to be billed and collected in the quarter following the balance sheet date. At September 30, 2007 and December 31, 2006, unbilled receivables were net of an estimated reserve for sales credits of approximately $347,000 and $230,000, respectively.

4. Assets Held for Sale

During the fourth quarter of 2006, management made the decision to dispose of one of our stacked rigs. In January 2007, we sold various components of the stacked rig for $415,000. In August 2007, management determined the remaining assets held for sale would be better utilized as part of our rig fleet.

5. Property, Buildings and Equipment

Major classes of property, buildings and equipment are as follows (in thousands):

	September 30, 2007	December 31, 2006
Land	$1,010	$1,010
Buildings	1,453	1,358
Drilling equipment	296,348	220,006
Vehicles	9,855	7,607
Furniture and fixtures	168	162
Computer equipment	683	535
Leasehold improvements	176	98
Construction in progress	5,033	25,646

	314,726	256,422
Less accumulated depreciation	(95,622)	(69,338)

	$219,104	$187,084

During the nine months ended September 30, 2007 and 2006, we capitalized approximately $828,000 and $1.2 million, respectively, of interest costs incurred during the construction periods of certain drilling equipment.

During the three and nine months ended September 30, 2007, $12.8 million and $43.2 million, respectively, of assets were reclassified from construction in progress to the appropriate fixed asset category. The reclassification reflects the completion of the construction of the assets.

6. Accrued Expenses and Other Liabilities

A detail of accrued expenses and other liabilities is as follows (in thousands):

	September 30, 2007	December 31, 2006
Accrued payroll and bonus	$5,812	$3,273
Accrued workers compensation	3,386	2,841
Current income tax payable	—	578
Accrued property tax	911	420
Accrued medical claims	708	395
Other	1,506	1,465

	$12,323	$8,972

7. Debt Obligations

We entered into a Revolving Credit and Security Agreement with PNC Bank, as agent for a group of lenders, in March 2005, and subsequently amended in April, August, and October, 2005, and in September and December, 2006. This credit facility matures on March 30, 2009 and provides for a borrowing base equal to the lesser of $100 million or the sum of 85% of eligible receivables and 75% of the liquidation value of eligible rig fleet equipment. The agent may, in the exercise of its reasonable business judgment, increase or decrease those percentage advance rates against eligible receivables and liquidation value. The liquidation value of eligible rig fleet equipment has been determined annually by an independent appraisal, with adjustments for acquisitions and dispositions between appraisals. There is a $7.5 million sublimit for letters of credit. Amounts outstanding under the revolving credit facility bear interest at either (i) the higher of the Federal Funds Open Rate plus 50 basis points or PNC Bank’s base commercial lending rate (7.75% at September 30, 2007) or (ii) LIBOR plus 200 basis points (7.23% at September 30, 2007). Those rates may increase by up to 50 basis points for LIBOR loans or up to 25 basis points for domestic rate loans if our fixed charge coverage ratio falls below certain targets. A fee of 25 basis points is applied to the available borrowing capacity. The available borrowing capacity was $82.8 million as of September 30, 2007.

Interest on outstanding loans is due monthly for domestic rate loans and at the end of the relevant interest period for LIBOR loans. All outstanding principal and interest is due at maturity on March 30, 2009. As of September 30, 2007, we had a loan balance of approximately $12.2 million under the Revolving Credit and Security Agreement, and an additional $5.0 million of the total capacity has been utilized to support our letter of credit requirement. To date, the revolving credit facility has been used to pay for rig acquisitions and for working capital requirements. If we repay and terminate the obligations under the Revolving Credit and Security Agreement, we would be liable for a prepayment penalty. As of December 31, 2006, approximately $27.8 million was outstanding under this revolving credit facility and $3.2 million of the total capacity had been utilized to support the Company’s letter of credit requirement.

The Revolving Credit and Security Agreement is secured by substantially all of our assets, with certain exceptions, and contains affirmative and negative covenants and provides for events of default that are typical for an agreement of this type. Among the affirmative covenants are requirements to maintain a specified tangible net worth and a fixed charge coverage ratio of 1.10 to 1.00. Among the negative covenants are restrictions on major corporate transactions, capital expenditures, payment of dividends, incurrence of indebtedness, and amendments to our organizational documents. Events of default would include a change in control and any change in our operations or condition, which has a material adverse effect. As of September 30, 2007, the Company was in compliance with all debt covenants. In September 2006, the Agreement was amended to increase the 2006 net capital expenditure limitation to $125 million and $40 million in subsequent years, but those amounts are increased by permitted equity issuance proceeds and the unused amounts can be carried over to the next fiscal year. For 2007, the net capital expenditure limitation is approximately $71 million. Capital expenditures for the first nine months of 2007 were $59.6 million, of which $57.0 million was drilling equipment. Management does not believe at this time that this pace of drilling equipment acquisition will continue, and expects that the Company will be within its net capital expenditure limitation at year end.

Other current obligations consist of financed annual insurance costs. The interest rate on these borrowings is 6.26%. This debt will be repaid in monthly installments through November 2007.

In addition, the Company has entered into various equipment-specific financing agreements with several third-party financing institutions. The terms of these agreements range from 36 to 60 months. As of September 30, 2007 and December 31, 2006, the total outstanding balance under these arrangements was approximately $7.9 million and $7.8 million, respectively, and is classified in current portion of notes payable for equipment and long-term notes payable for equipment in the accompanying condensed balance sheets. The interest rate on these borrowings ranges from 3.49% to 7.58%.

8. Commitments and Contingencies

The Company is currently a party to a lawsuit, brought originally in the United States District Court for the Western District of Arkansas, to determine certain contractual indemnification rights and the insurance coverage applicable as a result of a job-related accident in which a rig worker was fatally injured. On August 13, 2007, the District Court issued a judgment in this case. This judgment was partially against the Company and partially in its favor. The District Court held that the Company had a contractual obligation to indemnify the lease operator in the amount of $500,000. In turn, the District Court also held that the Company takes judgment against the insurer in the amount of $500,000. This judgment was appealed by the insurer and, consequently, the Company determined to join the appeal. Management believes the Company has meritorious arguments in support of its position and the Company intends to vigorously defend this matter.

The Company has various other pending claims, lawsuits, disputes with third parties, investigations and actions incidental to its business operations. Although occasional adverse settlements or resolutions may occur and negatively impact its earnings in the period or year of settlement, it is management’s belief that their ultimate resolution will not have a material adverse effect on the Company’s financial condition or liquidity.

9. Stockholders’ Equity

At September 30, 2007, the number of authorized shares of common and preferred stock was 75,000,000 and 100,000 shares, respectively, of which 21,974,884 and zero were outstanding, and 1,955,533 and zero were reserved for future issuance.

10. Earnings Per Common Share

The following table presents a reconciliation of the numerators and denominators of the basic earnings per share and diluted earnings per share computations as required by SFAS No. 128 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$9,266	$9,794	$26,965	$23,225

Weighted average shares outstanding	21,974,884	21,337,507	21,765,640	21,239,735
Incremental shares from assumed conversion of stock options	77,388	298,997	156,993	327,709

Weighted average and assumed incremental shares	22,052,272	21,636,504	21,922,633	21,567,444

Earnings per share:
Basic	$0.42	$0.46	$1.24	$1.09

Diluted	$0.42	$0.45	$1.23	$1.08

Basic earnings per share have been computed by dividing net income by weighted average shares outstanding.

Diluted earnings per share have been computed by dividing net income by weighted average and assumed incremental shares.

11. Management Compensation

Stock option plans

The Company has two stock option plans. As of September 30, 2007, 761,775 options have been granted under the 2005 Stock Option Plan and 1,404,401 options have been granted under the Amended and Restated 2000 Stock Option Plan. In addition, 132,958 options were granted outside the plans in 1999. Options typically vest in four equal installments from the grant date and, unless earlier exercised or forfeited, expire on the tenth anniversary of the grant date.

A summary of stock option activity for the nine months ended September 30, 2007 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2006	1,092,169	$8.33
Granted	100,000	$13.23
Exercised	(451,307)	$5.49
Forfeited	(39,488)	$14.00

Outstanding at September 30, 2007	701,374	$10.54	6.6	$2,831,323

Options exercisable at September 30, 2007	264,314	$6.46	3.8	$2,145,727

During the nine months ended September 30, 2007, 100,000 stock options were granted. The fair value of option grants is determined using the Black-Scholes option valuation model. The key input variables used in valuing the options were: risk free interest rate of 4.60%; dividend yield of zero; stock price volatility of 46.7%; and expected term of 5 years.

Total unamortized stock-based compensation was approximately $2.0 million at September 30, 2007, and will be recognized over a weighted average service period of 2.5 years.

Cash received from the exercise of options for the nine months ended September 30, 2007 was approximately $2.5 million. New shares of common stock were issued to satisfy options exercised. The total intrinsic value of options exercised during the nine months ended September 30, 2007 was $4.6 million.

The tax benefit realized from stock options exercised during the nine months ended September 30, 2007 is included as a cash inflow from financing activities on the condensed statement of cash flows.

A summary of options outstanding as of September 30, 2007, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Years of Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price

$2.51 to $3.80	234,446	2.7	$3.26	185,085	$3.11
$13.23 to $15.60	466,928	8.6	$14.20	79,229	$14.29

	701,374			264,314

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment, revised 2004” (“SFAS No. 123R”). The Company adopted the standard by using the modified prospective method provided for under SFAS No. 123R. SFAS No. 123R, which revised SFAS No. 123, “Accounting for Stock-Based Compensation”, requires that the cost resulting from all share-based payment transactions be measured at fair value and recognized in the financial statements. For the three and nine months ended September 30, 2007, the Company recorded total stock-based compensation expense of approximately $217,000 ($165,000, net of tax) and $700,000 ($534,000, net of tax), respectively. For the three and nine months ended September 30, 2006, the Company recorded total stock-based compensation expense of $258,000 ($173,000, net of tax) and $786,000 ($546,000, net of tax), respectively.

Employee benefit plan

The Company has a 401(k) employee benefit plan covering substantially all of its employees. Company contributions to the plan are discretionary. The Company incurred employee matching contributions of approximately $128,000 and $357,000 during the three and nine months ended September 30, 2007, respectively, and $90,000 and $217,000 during the three and nine months ended September 30, 2006, respectively.

Contingent management compensation

The Company’s Chief Executive Officer (“CEO”) has been awarded rights to participate in the proceeds associated with the appreciation in value ultimately associated with dispositions of the Company’s shares by Union Drilling Company LLC (“UDC”), our largest stockholder. In order to receive benefits from this arrangement, the fair market value of the Company’s shares held by UDC must exceed certain threshold amounts.

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

At September 30, 2007 and December 31, 2006, the threshold amounts were $31.3 million and $29.1 million, respectively. These amounts are determined based upon cash invested in UDC (and invested by UDC in the Company’s stock) plus a compounded annual return of 10% less cash returned to investors. During the nine months ended September 30, 2007, approximately $4,000 of compensation costs were recognized as a result of the fair value of the assets owned by UDC exceeding the threshold, which includes $38,000 of compensation cost reversals recognized during the three months ended September 30, 2007 due to decreases in the fair value of assets owned by UDC exceeding the threshold. During the three and nine months ended September 30, 2006, approximately $265,000 and $254,000, respectively, of compensation cost reversals were recognized as a result of the decreases in fair value of assets owned by UDC exceeding the threshold. These amounts were classified as general and administrative expense.

The defined participants in this arrangement would be entitled to up to 22.5% of the value realized in excess of the threshold amount. The CEO is entitled to approximately 1% of the 22.5%.

12. Income Taxes

Income tax expense for the three and nine months ended September 30, 2007 was approximately $6.5 million and $18.7 million, respectively, which are effective rates of 41.1% and 40.9%, respectively, of pre-tax book income. The rates differ from the statutory rate of 35% primarily due to permanent book/tax differences associated with non-cash compensation, meals and entertainment expense, the domestic manufacturing deduction and state income tax. Income tax expense for the three and nine months ended September 30, 2006 was approximately $7.2 million and $16.6 million, respectively, which are effective rates of 42.4% and 41.7%, respectively, of pre-tax book income. During the third quarter of 2006, the Company recognized $1.1 million additional charge to its income tax provision, which related to prior periods, and adjusted its deferred tax liability and deferred tax asset balances.

At January 1, 2007 and September 30, 2007 we had approximately $120,000 and $474,000, respectively, of unrecognized tax benefits, as defined by FIN 48, all of which would affect our effective tax rate if recognized. Such amounts are carried as other long-term liabilities.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$120
Additions based on tax positions related to the current year	189
Additions for tax positions of prior years	165

Balance at September 30, 2007	$474

Interest and penalties related to uncertain tax positions are classified as interest expense and general and administrative costs, respectively. During the three months ended September 30, 2007 the Company recognized approximately $11,000 in interest related to unrecognized tax benefits in operating expenses. As of September 30, 2007 the Company has approximately $12,000 of interest and no penalties accrued.

The Company files income tax returns in the U.S. federal and in various state jurisdictions, and, prior to 2007, in Canada. The tax years 2004 to 2006 remain open to examination by the major taxing jurisdictions to which we are subject.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

This MD&A section of our Quarterly Report on Form 10-Q discusses our results of operations, liquidity and capital resources, and certain factors that may affect our future results, including economic and industry-wide factors. You should read this MD&A in conjunction with our condensed financial statements and accompanying notes included under Part I, Item 1, of this Quarterly Report, as well as with our Annual Report on Form 10-K for the calendar year ended December 31, 2006.

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

Company Overview

Union Drilling, Inc. (“Union”, “Company” or “we”) provides contract land drilling services and equipment, primarily to natural gas producers in the United States. In addition to our drilling rigs, we provide the drilling crews and most of the ancillary equipment needed to operate our drilling rigs. We commenced operations in 1997 with 12 drilling rigs and related equipment acquired from an entity providing contract drilling services under the name “Union Drilling.” Through a combination of acquisitions and new rig construction, we have increased the size of our fleet to 71 marketed land drilling rigs. We have presently focused our operations in selected natural gas production regions in the United States, primarily the Fort Worth Basin in North Texas, the Arkoma Basin in Oklahoma and Arkansas and throughout the Appalachian Basin. We do not invest in oil and natural gas properties. The drilling activity of our customers is highly dependent on the market price of oil and natural gas.

We completed several transactions in 2006 and 2007 that enhanced our ability to serve our markets. These transactions substantially expanded our unconventional natural gas contract drilling operations in North Texas and the Arkoma Basin. We have purchased existing rigs and newly constructed rigs and have devoted significant capital expenditures to upgrade other rigs in our fleet for underbalanced and horizontal drilling. These investments have positioned our fleet to capitalize on our customers’ rapidly growing unconventional resource exploration and development activity.

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

For the three and nine months ended September 30, 2007 and 2006, our marketed rig utilization, revenue days, average total number of rigs and average total number of marketed rigs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Marketed rig utilization rates	70.4%	79.0%	70.0%	77.4%
Revenue days	4,597	4,732	13,400	13,430
Average total number of rigs	74.0	72.7	75.3	70.9
Average total number of marketed rigs	71.0	65.7	70.5	63.8

Utilization during 2007 was negatively impacted by a significant decline in the demand for smaller rigs in our Arkoma Basin fleet, the transition of our Rocky Mountain rigs to the Fayetteville Shale, which was completed at the end of the second quarter of 2007, and an increase in the number of rigs available in the market.

We devote substantial resources to maintaining and upgrading our rig fleet. On a regular basis, we remove certain rigs from service to perform upgrades. In the short term, these actions result in fewer revenue days and slightly lower utilization; however, in the long term, we believe these upgrades will help the marketability of the rigs and improve their operating performance. We are currently performing or have recently performed, between contracts or as necessary, safety and equipment upgrades to various rigs in our fleet.

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

Accounts receivable– We evaluate the creditworthiness of our customers based on their financial information, if available, information obtained from major industry suppliers, and our past experiences with the customer. In some instances, we require new customers to establish escrow accounts or make prepayments. We typically invoice our customers periodically during the performance of daywork contracts and upon completion of the daywork contract. Footage contracts are invoiced upon completion of the contract. Our contracts generally provide for payment of invoices in 30 days. We established an allowance for doubtful accounts of approximately $763,000 and $839,000 at September 30, 2007 and December 31, 2006, respectively. Included in the allowance balance at September 30, 2007 and December 31, 2006, is $321,000 and $500,000, respectively, for one customer. Any allowance established is subject to judgment and estimates made by management. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, our assessment of our customers’ current abilities to pay obligations to us and the condition of the general economy and the industry as a whole. We write off specific accounts receivable when they become uncollectible.

At September 30, 2007 and December 31, 2006, our contract drilling work in progress totaled approximately $3.2 million and $4.4 million, respectively, all of which relates to the revenue recognized but not yet billed, on daywork and footage contracts in progress at September 30, 2007 and December 31, 2006, respectively. The decrease from December 31, 2006 is primarily attributable to more progress billings at month end. Our unbilled receivables at September 30, 2007 and December 31, 2006 include a reserve for sales credits of approximately $347,000 and $230,000, respectively.

Accrued workers’ compensation – The Company accrues for costs under our workers’ compensation insurance program in accrued expenses and other liabilities. We have a deductible of $100,000 per covered accident under our workers’ compensation insurance. Our insurance policy requires us to maintain a letter of credit to cover payments by us of that deductible. As of September 30, 2007 and December 31, 2006, we satisfied this requirement with a $5.0 million and $3.2 million, respectively, letter of credit with our bank and our borrowing capacity under our revolving credit agreement with our bank has been reduced by the same amount collateralizing such letter of credit. We accrue for these costs as claims are incurred based on cost estimates established for each claim by the insurance companies providing the administrative services for processing the claims, including estimates for incurred but not reported claims, claims paid directly by us, administrative costs associated with these claims and our historical experience with these types of claims. In addition, we accrue on a monthly basis the estimated workers’ compensation premium payable to the two states (West Virginia and Ohio) that are considered monopolistic.

Stock-based compensation – Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment, revised 2004” (“SFAS No. 123R”). The Company adopted the standard by using the modified prospective method provided for under SFAS No. 123R. SFAS No. 123R, which revised Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, requires that the cost resulting from all share-based payment transactions be measured at fair value and recognized in the financial statements. For the three and nine months ended September 30, 2007, the Company has recorded total stock-based compensation expense of approximately $217,000 ($165,000, net of tax) and $700,000 ($534,000, net of tax), respectively. For the three and nine months ended September 30, 2006, the Company recorded total stock-based compensation expense of $258,000 ($173,000, net of tax) and $786,000 ($546,000, net of tax), respectively.

Total unamortized stock-based compensation was approximately $2.0 million at September 30, 2007, and will be recognized over a weighted average service period of 2.5 years. During the nine months ended September 30, 2007, 100,000 stock options were issued. The fair value of option grants is determined using the Black-Scholes option valuation model. The key input variables used in valuing the options were: risk free interest rate of 4.60%; dividend yield of zero; stock price volatility of 46.7%; and expected term of 5 years.

The tax benefit realized from stock options exercised during the nine months ended September 30, 2007 is included as a cash inflow from financing activities on the condensed statement of cash flows.

Results of Operations

Our operations primarily consist of drilling natural gas wells for our customers under daywork contracts, and to a lessor extent, footage contracts. Contract terms we offer generally depend on the complexity and risk of operations, the on site drilling conditions, the type of equipment used and the anticipated duration of the work to be performed. Our contracts generally provide for the drilling of multiple wells or a specified period of time for which the rig will be under contract.

Statements of Operations Analysis

The following table provides selected information about our operations for the three and nine months ended September 30, 2007 and 2006 (in thousands, except day and per day data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$76,938	$69,482	$221,670	$184,877

Operating expenses	$43,894	$40,836	$127,987	$113,298

Depreciation and amortization	$10,074	$6,334	$28,591	$17,079
General and administrative expense	6,923	5,200	19,300	15,034
Interest expense, net	(540)	(212)	(1,502)	(213)
Other income and gain/loss on sale or retirement of assets	221	111	1,370	561

Revenue days	4,597	4,732	13,400	13,430

Revenue per revenue day	16,737	14,683	16,543	13,766
Operating expense per revenue day	9,548	8,630	9,551	8,436
Marketed rig utilization rates	70.4%	79.0%	70.0%	77.4%
Average total number of rigs	74.0	72.7	75.3	70.9
Average total number of marketed rigs	71.0	65.7	70.5	63.8

Revenues. Our revenues during the third quarter of 2007 increased $7.5 million, or 11% compared to the third quarter of 2006 and $36.8 million, or 20%, for the nine months ended September 30, 2007 compared to the same period in 2006. This improvement was primarily the result of our new rigs, which earn a higher day rate. These rigs were placed into service in late 2006 and early 2007. The increased rates are the primary reason for the increase in revenues per revenue day for the three and nine months ended September 30, 2007.

Operating expenses. The increase in operating expenses in 2007 was primarily due to wages for rig personnel, repairs and maintenance and supplies related to three new rigs placed into service during late 2006 and four new rigs placed into service in the first quarter of 2007.

Depreciation and amortization. Our depreciation and amortization expense increased in 2007 over 2006 as a result of additional depreciable assets being added to our fleet during the last three months of 2006 and the first nine months of 2007 as part of our program to expand our rig purchases and capital equipment upgrades.

During the three and nine months ended September 30, 2007 $12.8 million and $43.2 million, respectively, of assets were reclassified from construction in progress to the appropriate asset category, as the construction of the assets was completed.

General and administrative expenses. Our general and administrative expenses increased by approximately $1.7 million, or 33%, and $4.3 million, or 28%, respectively, during the three and nine months ended September 30, 2007 compared to 2006. The increase relates primarily to higher personnel expense, additional insurance costs on rigs acquired during the last 12 months and additional property taxes on our new rigs. Also, during the nine months ended September 30, 2007, an additional $1.1 million of expense was recognized to increase the allowance for doubtful accounts related to one customer based on management’s assessment of collectibility. During the nine months ended September 30, 2007, we wrote off $1.3 million of receivable accounts which became uncollectible.

Interest expense, net. Our interest expense increased in 2007 primarily due to additional borrowings under our revolving credit facility utilized to support our rig expansion. The average outstanding balance on our revolving credit facility for the nine months ended September 30, 2007 was approximately $20.0 million compared to $15.1 million during the comparable period in 2006. As construction in progress amounts decline, interest expense will increase as capitalization of interest is reduced. If we continue to reduce our debt levels, interest costs will decline. During the nine months ended September 30, 2007 and 2006, total interest costs were $2.3 million, and $1.4 million, respectively.

Other income and gain/loss on sale of assets. The increase in other income and gain on sale of assets is primarily due to the gain on sale of fixed assets during 2007 as compared to 2006.

Taxes. Our effective income tax rates of 41.1% and 40.9%, respectively, for the three and nine months ended September 30, 2007 differ from the federal statutory rate of 35% primarily due to permanent book/tax differences associated with non-cash compensation, meals and entertainment expense, the domestic manufacturing deduction and state income tax.

Liquidity and Capital Resources

Our operations have historically generated sufficient cash flow to meet our requirements for debt service and capital expenditures (excluding major business acquisitions). Cash flow provided by operating activities during the nine months ended September 30, 2007 was $72.0 million compared to $33.0 million in the same period of 2006. This $39.0 million improvement in cash flow from operating activities for the nine months ended September 30, 2007 over the same period ended September 30, 2006 is primarily due to our reduced investment in working capital in 2007 and an increase in net income after adjusting for the non-cash cost of depreciation and amortization. During the first nine months in 2006, as revenues expanded rapidly, our accounts receivable balance increased by $18.9 million, whereas in the first nine months of 2007, due to a reduction in the average number of days to collect receivables, rather than a decline in revenues, our accounts receivable balance declined by $4.2 million. For the nine months ended September 30, 2007, net income plus depreciation and amortization was $55.6 million compared to $40.3 million during the same period in 2006, an increase of $15.3 million.

During the period between November 2005 and March 2007, construction was completed and we received delivery of six new drilling rigs costing $67.1 million. As a result, our cash flow from operations was primarily used to invest in new machinery and equipment as well as for capitalized maintenance and repairs to our rig fleet. These new rigs were utilized under long-term customer contracts upon delivery. During the nine months ended September 30, 2007 and 2006, cash used in investing activities totaled $57.5 million and $67.1 million, respectively.

For the nine months ended September 30, 2007 our net borrowings declined by $17.3 million compared to a net increase of $27.3 million during the same period in 2006. This is the primary component of the $14.6 million used in financing activities in the nine months ended September 30, 2007 compared to the $31.9 million provided in the same period in 2006. Compared to the first half of 2007 and the nine months ended September 30, 2006, our pace of acquisitions slowed in the third quarter of 2007. With a more balanced rig market and fewer opportunities to invest in drilling rigs secured by term contracts, we have used cash flow from operating activities to reduce the Company’s outstanding debt. This resulted in a $16.5 million reduction of the loan balance under our Revolving Credit and Security Agreement from $28.7 million on June 30, 2007 to $12.2 million on September 30, 2007.

We believe cash generated by our operations and our ability to borrow the currently unused portion of our Revolving Credit and Security Agreement of approximately $82.8 million, after reductions for approximately $5.0 million of outstanding letters of credit as of September 30, 2007 should allow us to meet our routine financial obligations for the foreseeable future.

Sources of Capital Resources

Our rig fleet has grown from 12 rigs in 1997 to 71 marketed rigs as of September 30, 2007. We have financed this growth with a combination of debt and equity financing. At September 30, 2007, the ratio of our total debt to total capital was approximately 9.4%. Due to the volatility in our industry, we are reluctant to take on substantial additional debt in excess of the approximately $82.8 million of remaining availability under our revolving credit facility. However, our ability to continue funding our growth through the issuance of shares of our common stock is uncertain, as our common stock is not heavily traded and the market price for our common stock has been volatile in recent periods.

We entered into a Revolving Credit and Security Agreement with PNC Bank, as agent for a group of lenders, in March 2005, and subsequently amended in April, August, and October, 2005, and in September and December 2006. This credit facility matures on March 30, 2009 and provides for a borrowing base equal to the lesser of $100 million or the sum of 85% of eligible receivables and 75% of the liquidation value of eligible rig fleet equipment. The agent may, in the exercise of its reasonable business judgment, increase or decrease those percentage advance rates against eligible receivables and liquidation value. The liquidation value of eligible rig fleet equipment has been determined annually by an independent appraisal, with adjustments for acquisitions and dispositions between appraisals. There is a $7.5 million sublimit for letters of credit. Amounts outstanding under the revolving credit facility bear interest at either (i) the higher of the Federal Funds Open Rate plus 50 basis points or PNC Bank’s base commercial lending rate (7.75% at September 30, 2007) or (ii) LIBOR plus 200 basis points (7.23% at September 30, 2007). Those rates may increase by up to 50 basis points for LIBOR loans or up to 25 basis points for domestic rate loans if our fixed charge coverage ratio falls below certain targets. A fee of 25 basis points is applied to the available borrowing capacity. The available borrowing capacity was $82.8 million as of September 30, 2007.

Interest on outstanding loans is due monthly for domestic rate loans and at the end of the relevant interest period for LIBOR loans. All outstanding principal and interest is due at maturity on March 30, 2009. As of September 30, 2007, we had a loan balance of approximately $12.2 million under the Revolving Credit and Security Agreement, and an additional $5.0 million of the total capacity has been utilized to support our letter of credit requirement. To date, the revolving credit facility has been used to pay for rig acquisitions and for working capital requirements. If we repay and terminate the obligations under the Revolving Credit and Security Agreement, we would be liable for a prepayment penalty. As of December 31, 2006, approximately $27.8 million was outstanding under this revolving credit facility and $3.2 million of the total capacity had been utilized to support the Company’s letter of credit requirement.

The Revolving Credit and Security Agreement is secured by substantially all of our assets, with certain exceptions, and contains affirmative and negative covenants and provides for events of default that are typical for an agreement of this type. Among the affirmative covenants are requirements to maintain a specified tangible net worth and a fixed charge coverage ratio of 1.10 to 1.00. Among the negative covenants are restrictions on major corporate transactions, capital expenditures, payment of dividends, incurrence of indebtedness, and amendments to our organizational documents. Events of default would include a change in control and any change in our operations or condition, which has a material adverse effect. As of September 30, 2007, the Company was in compliance with all debt covenants. In September 2006, the Agreement was amended to increase the 2006 net capital expenditure limitation to $125 million and $40 million in subsequent years, but those amounts are increased by permitted equity issuance proceeds and the unused amounts can be carried over to the next fiscal year. For 2007, the net capital expenditure limitation is approximately $71 million. Capital expenditures for the first nine months of 2007 were $59.6 million, of which $57.0 million was drilling equipment. Management does not believe at this time that this pace of drilling equipment acquisition will continue, and expects that the Company will be within its net capital expenditure limitation at year end.

Other current obligations consist of financed annual insurance costs. The interest rate on these borrowings is 6.26%. This debt will be repaid in monthly installments through November 2007.

In addition, the Company has entered into various equipment-specific financing agreements with several third-party financing institutions. The terms of these agreements range from 36 to 60 months. As of September 30, 2007 and December 31, 2006, the total outstanding balance under these arrangements was approximately $7.9 million and $7.8 million, respectively, and is classified in current portion of notes payable for equipment and long-term notes payable for equipment in the accompanying condensed balance sheets. The interest rate on these borrowings ranges from 3.49% to 7.58%.

Uses of Capital Resources

For the three and nine months ended September 30, 2007 and 2006, the additions to our property and equipment consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Land	$—	$—	$—	$43
Buildings	—	—	20	84
Drilling equipment	9,010	24,472	56,966	65,665
Vehicles	1,214	656	2,475	2,226
Furniture and fixtures	—	—	—	89
Computer equipment	30	—	98	37

	$10,254	$25,128	$59,559	$68,144

In March 2007, we placed into service in the Arkoma Basin, a rig which we built internally for approximately $6.7 million.

The Company previously entered into agreements with National Oilwell Varco to purchase six rigs and related equipment for an aggregate purchase price of $52.7 million. The first three rigs were delivered in 2006 and the remaining three rigs were delivered in the first quarter of 2007. All six rigs are capable of horizontal and underbalanced drilling, and were placed into service in the Fort Worth Basin.

Working Capital

Our working capital decreased $9.9 million, from $27.0 million at December 31, 2006 to $17.1 million at September 30, 2007. Our current ratio, which we calculate by dividing our current assets by our current liabilities, was 1.5 and 1.8 at September 30, 2007 and December 31, 2006, respectively.

The changes in the components of our working capital were as follows (in thousands):

	September 30, 2007	December 31, 2006	Change
Cash and cash equivalents	$20	$20	$—
Accounts receivable	42,193	47,613	(5,420)
Inventories	1,552	1,073	479
Prepaid expenses and deposits	2,899	3,921	(1,022)
Assets held for sale	—	2,144	(2,144)
Deferred taxes	5,146	4,686	460

Current assets	51,810	59,457	(7,647)

Accounts payable	13,966	17,018	(3,052)
Current debt	3,534	4,841	(1,307)
Current portion of customer advances	4,859	1,613	3,246
Accrued expenses and other liabilities	12,323	8,972	3,351

Current liabilities	34,682	32,444	2,238

Working capital	$17,128	$27,013	$(9,885)

The decrease in our accounts receivable at September 30, 2007 from December 31, 2006 was due primarily to increased collection efforts. During 2007, the Company implemented procedures to monitor and investigate past-due receivables on a more timely basis. Enhanced procedures and improved communication with operations personnel has enabled the Company to achieve a more manageable receivables balance. We also wrote off $1.3 million of specific receivable accounts which became uncollectible in 2007.

Substantially all our prepaid expenses at December 31, 2006 consisted of prepaid insurance. During 2007, our prepaid expenses decreased by $2.1 million due to the amortization of prepaid insurance costs. This decrease was partially offset by a $1.1 million federal income tax prepayment as of September 30, 2007.

In January 2007, we sold various components of a stacked rig which was being held for sale for $415,000. In August 2007, management determined the remaining assets held for sale would be better utilized as part of our rig fleet.

The decrease in accounts payable is primarily due to the decrease in capital spending in September 2007 compared to December 2006. This decrease is partially offset by additional operating costs related to the four new rigs placed into production during 2007.

The decrease in current debt is due to $2.2 million of debt payments during 2007, partially offset by $520,000 for additional financed equipment and $345,000 additional financed insurance for new rigs.

The $3.2 million increase in the current portion of other long-term liabilities is due to $6.6 million of customer prepayments received in 2007, and partially offset by $3.3 million in related earned revenues.

Accrued expenses and other liabilities increased $3.3 million primarily due to increased payroll and workers’ compensation costs attributable to higher employee headcount.

Long-term Debt

Our long-term debt at September 30, 2007 and December 31, 2006 consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Revolving credit facility	$12,211	$27,810
Notes payable for equipment	7,877	7,764

	20,088	35,574
Less current installments	(2,996)	(2,508)

	$17,092	$33,066

Contractual Obligations

The Company did not enter into any significant contractual obligations during the nine months ended September 30, 2007.

Inflation

We believe that inflation will not have a significant near-term impact on our financial position.

Off Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“ FASB”) issued Staff Position AUG AIR-1, Accounting for Planned Major Maintenance Activities, which eliminates the acceptability of the accrue-in-advance method of accounting for planned major maintenance activities. This FASB Staff Position is effective for fiscal years beginning after December 15, 2006. We do not use the accrue-in-advance method of accounting for rig refurbishments. The application of this FASB Staff Position had no material impact on our financial position or results of operations and financial condition.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 on January 1, 2007. Implementation of FIN 48 did not result in a cumulative effect adjustment to retained earnings. See Note 12 in the Notes to Condensed Financial Statements as of September 30, 2007 regarding further disclosure required under FIN 48.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk exposure related to changes in interest rates on our revolving credit facility, which provides for interest on borrowings at a floating rate. At September 30, 2007, we had approximately $12.2 million outstanding debt on our revolving credit facility. Assuming no change in the net principal balance, a hypothetical increase or decrease of 100 basis points in the interest rate would have a corresponding decrease or increase in our annual pre-tax income of approximately $122,000.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), which we refer to as disclosure controls, are controls and procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any control system. A control system, no matter how well conceived and operated, can provide only reasonable assurance that its objectives are met. No evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

As of September 30, 2007, an evaluation was carried out under the supervision and with the participation of our management, including the CEO and the CFO, of the effectiveness of the design and operation of our disclosure controls. Based upon that evaluation, the CEO and the CFO concluded that, as of such date, the design and operation of these disclosure controls were effective to accomplish their objectives at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is currently a party to a lawsuit, brought originally in the United States District Court for the Western District of Arkansas, to determine certain contractual indemnification rights and the insurance coverage applicable as a result of a job-related accident in which a rig worker was fatally injured. On August 13, 2007, the District Court issued a judgment in this case. This judgment was partially against the Company and partially in its favor. The District Court held that the Company had a contractual obligation to indemnify the lease operator in the amount of $500,000. In turn, the District Court also held that the Company takes judgment against the insurer in the amount of $500,000. This judgment was appealed by the insurer and, consequently, the Company determined to join the appeal. Management believes the Company has meritorious arguments in support of its position and the Company intends to vigorously defend this matter.

The Company has various other pending claims, lawsuits, disputes with third parties, investigations and actions incidental to its business operations. Although occasional adverse settlements or resolutions may occur and negatively impact its earnings in the period or year of settlement, it is management’s belief that their ultimate resolution will not have a material adverse effect on the Company’s financial condition or liquidity.

ITEM 1A.	RISK FACTORS

There have been no material changes during the quarter ended September 30, 2007 in our “Risk Factors” as discussed in detail in our 2006 Annual Report on Form 10-K. The risks described in our Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Items 2, 3, 4 and 5 are not applicable and have been omitted.

ITEM 6. EXHIBITS

A list of the exhibits required by Item 601 of Regulation S-K to be filed as a part of this report is set forth in the Index to Exhibits on page 25, which immediately precedes such exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNION DRILLING, INC.

/s/ A.J. Verdecchia
A.J. Verdecchia
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Dated: November 1, 2007

UNION DRILLING, INC.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Form of Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to our Registration Statement on Form S-1 filed on August 15, 2005, and incorporated herein by reference)

3.2	Form of Amended and Restated Bylaws (filed as Exhibit 3.1 to our Form 8-K filed August 9, 2007, and incorporated herein by reference)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer**

32.2*	Section 1350 Certification of Chief Financial Officer**

*	Filed with this Report
**	This Certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. This Certification shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, whether made before or after the date hereof, except to the extent that the Company specifically incorporates it by reference.