Form 10-Q
period 2008-03-31
UNION DRILLING INC
filed 2008-05-02
CIK 1133260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “ large accelerated filer,” “accelerated filer” “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of April 30, 2008, there were 22,008,586 shares of common stock, par value $0.01 per share, of the registrant issued and outstanding.

UNION DRILLING, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Union Drilling, Inc.

Condensed Balance Sheets

(in thousands, except share data)

	March 31, 2008	December 31, 2007
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$20	$20
Accounts receivable (net of allowance for doubtful accounts of $423 and $311 at March 31, 2008 and December 31, 2007, respectively)	41,833	39,878
Inventories	1,200	1,201
Prepaid expenses, deposits and other receivables	3,672	6,957
Deferred taxes	2,286	1,812

Total current assets	49,011	49,868

Goodwill	7,909	7,909
Intangible assets (net of accumulated amortization of $1,032 and $931 at March 31, 2008 and December 31, 2007, respectively)	1,968	2,069
Property, buildings and equipment (net of accumulated depreciation of $115,810 and $105,675 at March 31, 2008 and December 31, 2007, respectively)	223,133	217,359
Other assets	—	103

Total assets	$282,021	$277,308

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$10,430	$13,545
Current portion of notes payable for equipment	3,137	3,139
Current portion of revolving credit facility	14,175	—
Current portion of customer advances	3,138	4,530
Accrued expense and other liabilities	9,557	7,862

Total current liabilities	40,437	29,076

Revolving credit facility	—	9,578
Long-term notes payable for equipment	3,816	4,592
Deferred taxes	31,410	30,002
Customer advances and other long-term liabilities	515	651

Total liabilities	76,178	73,899

Stockholders’ equity:
Common stock, par value $.01 per share; 75,000,000 shares authorized; 21,974,884 shares issued and outstanding at March 31, 2008 and December 31, 2007	220	220
Additional paid in capital	141,947	141,659
Retained earnings	63,676	61,530

Total stockholders’ equity	205,843	203,409

Total liabilities and stockholders’ equity	$282,021	$277,308

See accompanying notes to condensed financial statements.

Union Drilling, Inc.

Condensed Statements of Income

(Unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2008	2007
Revenues
Total revenues	$64,078	$70,532

Cost and expenses
Operating expenses	43,317	41,251
Depreciation and amortization	10,582	8,916
General and administrative	6,794	5,405

Total cost and expenses	60,693	55,572

Operating income	3,385	14,960

Interest expense, net	(209)	(422)
Gain (loss) on disposal of assets	117	(27)
Other income	33	35

Income before income taxes	3,326	14,546
Income tax expense	1,180	6,046

Net income	$2,146	$8,500

Earnings per common share:
Basic	$0.10	$0.39

Diluted	$0.10	$0.39

Weighted-average common shares outstanding:
Basic	21,974,884	21,533,709

Diluted	22,106,851	21,747,094

See accompanying notes to condensed financial statements.

Union Drilling, Inc.

Condensed Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended March 31,
	2008	2007
Operating activities:
Net income	$2,146	$8,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,582	8,916
Non-cash compensation expense	288	255
Provision for doubtful accounts	128	45
(Gain) loss on disposal of assets	(117)	27
Provision for deferred taxes	934	2,006
Excess tax benefits from share-based payment arrangements	—	(86)
Changes in operating assets and liabilities:
Accounts receivable	(2,083)	5,705
Inventories	1	(80)
Prepaid and other assets	3,388	1,007
Accounts payable	(393)	1,134
Accrued expenses and other liabilities	167	6,611

Cash flow provided by operating activities	15,041	34,040

Investing activities:
Purchases of machinery and equipment	(16,320)	(37,744)
Proceeds from sale of machinery and equipment	182	683

Cash flow used in investing activities	(16,138)	(37,061)

Financing activities:
Borrowings on line of credit	67,303	85,737
Repayments on line of credit	(62,706)	(81,276)
Cash overdrafts	(2,722)	(1,399)
Borrowings - other debt	—	1,077
Repayments - other debt	(778)	(1,321)
Exercise of stock options	—	117
Excess tax benefits from share-based payment arrangements	—	86

Cash flow provided by financing activities	1,097	3,021

Net increase in cash	—	—
Cash and cash equivalents at beginning of period	20	20

Cash and cash equivalents at end of period	$20	$20

See accompanying notes to condensed financial statements.

Union Drilling, Inc.

Condensed Statement of Stockholders’ Equity

(Unaudited, in thousands, except share data)

	Common Stock		Additional Paid In Capital	Retained Earnings	Total
	Shares	$
Balance at December 31, 2007	21,974,884	$220	$141,659	$61,530	$203,409
Non-cash compensation	—	—	288	—	288
Net income	—	—	—	2,146	2,146

Balance at March 31, 2008	21,974,884	$220	$141,947	$63,676	$205,843

See accompanying notes to condensed financial statements.

UNION DRILLING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

1. Business and Basis of Presentation

Union Drilling, Inc. (“Union,” “Company” or “we”) is engaged in the business of onshore contract oil and gas drilling and related services. The accompanying unaudited condensed financial statements relate to the accounts of Union Drilling, Inc. The interim period condensed financial statements, including the notes thereto, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results for a full year.

These interim period condensed financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

For all periods reported, other comprehensive income equals net income.

2. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position SFAS No. 157-2, which defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis. The implementation of SFAS No. 157 will not have a material impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 159 did not have a material effect on the financial condition or results of operations of the Company.

In December 2007, the FASB revised SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). This Statement establishes principles and requirements for how the acquirer in a business combination: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to the Company for any business combinations for which the acquisition date is on or after January 1, 2009. We do not expect the adoption of SFAS No. 141(R) to have a material impact on our financial position or results of operations.

3. Accounts Receivable

Accounts receivable consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Billed receivables	$38,648	$36,113
Unbilled receivables	3,796	4,262
Reserve for sales credits	(188)	(186)

Total receivables	42,256	40,189
Allowance for doubtful accounts	(423)	(311)

Net receivables	$41,833	$39,878

Unbilled receivables represent recorded revenue for contract drilling services performed that is billable by the Company at future dates based on contractual payment terms, and is anticipated to be billed and collected in the quarter following the balance sheet date.

4. Property, Buildings and Equipment

Major classes of property, buildings and equipment are as follows (in thousands):

	March 31, 2008	December 31, 2007
Land	$1,010	$1,010
Buildings	1,594	1,565
Drilling equipment	305,292	302,834
Vehicles	11,141	10,581
Furniture and fixtures	168	168
Computer equipment	639	639
Leasehold improvements	93	93
Construction in progress	19,006	6,144

	338,943	323,034
Accumulated depreciation	(115,810)	(105,675)

	$223,133	$217,359

During the three months ended March 31, 2008 and 2007, we capitalized approximately $215,000 and $449,000, respectively, of interest costs incurred during the construction periods of certain drilling equipment.

5. Accrued Expenses and Other Liabilities

A detail of accrued expenses and other liabilities is as follows (in thousands):

	March 31, 2008	December 31, 2007
Accrued payroll and bonus	$5,141	$2,607
Accrued workers compensation	1,953	2,216
Accrued medical claims	910	749
Accrued property tax	345	1,112
Other	1,208	1,178

	$9,557	$7,862

6. Debt Obligations

The Company entered into a Revolving Credit and Security Agreement with PNC Bank, as agent for a group of lenders, in March 2005, and subsequently amended in April, August and October 2005, and in September and December 2006. This credit facility matures on March 30, 2009 and provides for a borrowing base equal to the lesser of $100 million or the sum of 85% of eligible receivables and 75% of the liquidation value of eligible rig fleet equipment. The agent may, in the exercise of its reasonable business judgment, increase or decrease those percentage advance rates against eligible receivables and liquidation value. The liquidation value of eligible rig fleet equipment has been determined annually by an independent appraisal, with adjustments for acquisitions and dispositions between appraisals. There is a $7.5 million sublimit for letters of credit. Amounts outstanding under the revolving credit facility bear interest at either (i) the higher of the Federal Funds Open Rate plus 50 basis points or PNC Bank’s base commercial lending rate (5.25% at March 31, 2008) or (ii) LIBOR plus 200 basis points (4.6% at March 31, 2008). Those rates may increase by up to 50 basis points for LIBOR loans or up to 25 basis points for domestic rate loans if our fixed charge coverage ratio falls below certain targets. A fee of 25 basis points is applied to the available borrowing capacity. The available borrowing capacity was $81.5 million as of March 31, 2008.

Interest on outstanding loans is due monthly for domestic rate loans and at the end of the relevant interest period for LIBOR loans. All outstanding principal and interest is due at maturity on March 30, 2009. As of March 31, 2008, we had a loan balance of $14.2 million under the Revolving Credit and Security Agreement, and an additional $4.3 million of the total capacity had been utilized to support our letter of credit requirement. To date, the revolving credit facility has been used to pay for rig acquisitions and for working capital requirements. As of December 31, 2007, $9.6 million was outstanding under this revolving credit facility and $5.0 million of the total capacity had been utilized to support the Company’s letter of credit requirement.

The Revolving Credit and Security Agreement is secured by substantially all of our assets, with certain exceptions, and contains affirmative and negative covenants and provides for events of default that are typical for an agreement of this type. Among the affirmative covenants are requirements to maintain a specified tangible net worth and a fixed charge coverage ratio of 1.10 to 1.00. Among the negative covenants are restrictions on major corporate transactions, capital expenditures, payment of dividends, incurrence of indebtedness and amendments to our organizational documents. Events of default would include a change in control and any change in our operations or condition, which has a material adverse effect. As of March 31, 2008, the Company was in compliance with all debt covenants. In September 2006, the Agreement was amended to increase the 2006 net capital expenditure limitation to $125 million and $40 million in subsequent years, but those amounts are increased by permitted equity issuance proceeds and the unused amounts can be carried over to the next fiscal year. For 2008, the net capital expenditure limitation is approximately $43 million. Capital expenditures for the first three months of 2008 were $16.3 million, of which $15.3 million was drilling equipment. For 2007, the net capital expenditure limitation was approximately $71 million. Capital expenditures for the first three months of 2007 were $37.7 million, of which $37.3 million was drilling equipment.

In addition, the Company has entered into various equipment-specific financing agreements with several third-party financing institutions. The terms of these agreements range from 36 to 60 months. As of March 31, 2008 and December 31, 2007, the total outstanding balance under these arrangements was $7.0 million and $7.7 million, respectively, and is classified in current portion of notes payable for equipment and long-term notes payable for equipment in the accompanying condensed balance sheets. The interest rates on these borrowings range from 3.5% to 7.6%.

7. Commitments and Contingencies

The Company has various pending claims, lawsuits, disputes with third parties, investigations and actions incidental to its business operations. Although occasional adverse settlements or resolutions may occur and negatively impact its earnings in the period or year of settlement, it is management’s belief that their ultimate resolution will not have a material adverse effect on the Company’s financial condition or liquidity.

In January 2008, the Company entered into an agreement with IDM Equipment, LLC to purchase one 1600hp AC Fast Moving Quicksilver Drilling System, together with related equipment for approximately $17 million. As of March 31, 2008, the Company has paid $10 million to IDM Equipment, LLC for this purchase, and the remaining $7 million balance will be due upon receipt of the drilling equipment. The rig is scheduled for delivery to the Company in early June 2008. The Company intends to deploy the rig for an existing customer’s Marcellus Shale drilling program in the Appalachian Basin.

In March 2008, the Company entered into a contract to purchase four drawworks units for use on, and to upgrade, existing rigs. These units will cost $4.6 million and are scheduled for delivery to the Company from May through August 2008. The first progress payment of $385,000 was paid upon contract execution.

8. Stockholders’ Equity

At March 31, 2008, the number of authorized shares of common and preferred stock was 75,000,000 and 100,000 shares, respectively, of which 21,974,884 and zero were outstanding, and 1,955,533 and zero were reserved for future issuance.

9. Earnings Per Common Share

The following table presents a reconciliation of the numerators and denominators of the basic earnings per share and diluted earnings per share computations as required by SFAS No. 128 (in thousands, except share and per share data):

	Three Months Ended March 31,
	2008	2007
Net income	$2,146	$8,500

Weighted average shares outstanding	21,974,884	21,533,709
Incremental shares from assumed conversion of stock options	131,967	213,385

Weighted average and assumed incremental shares	22,106,851	21,747,094

Earnings per share:
Basic	$0.10	$0.39

Diluted	$0.10	$0.39

Basic earnings per share have been computed by dividing net income by weighted average shares outstanding.

Diluted earnings per share have been computed by dividing net income by weighted average and assumed incremental shares.

10. Management Compensation

Stock option plans

The Company has two stock option plans. As of March 31, 2008, 761,775 options have been granted under the Amended 2005 Stock Option Plan and 1,548,124 options have been granted under the Amended and Restated 2000 Stock Option Plan. In addition, 132,958 options were granted outside the plans in 1999. Options typically vest over a four year period commencing on the first anniversary of the grant date and, unless earlier exercised or forfeited, expire on the tenth anniversary of the grant date.

A summary of stock option activity for the three months ended March 31, 2008 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2007	845,097	$10.92
Forfeited	(6,581)	$14.00

Outstanding at March 31, 2008	838,516	$10.89	6.7	$5,530,600

Options exercisable at March 31, 2008	340,157	$8.10	4.3	$3,194,109

No options were granted during the three months ended March 31, 2008. Total unamortized stock-based compensation was $2.0 million at March 31, 2008, and will be recognized over a weighted average service period of 2.2 years.

New shares of common stock are issued to satisfy options exercised. No options were exercised during the three months ended March 31, 2008.

A summary of options outstanding as of March 31, 2008, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Years of Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$2.51 to $3.80	234,446	2.2	$3.26	185,085	$3.11
$12.75 to $15.60	604,070	8.5	$13.86	155,072	$14.05

	838,516			340,157

For the three months ended March 31, 2008 and 2007, the Company recorded stock-based compensation expense of approximately $257,000 ($194,000, net of tax) and $255,000 ($194,000, net of tax), respectively, which is included in general and administrative expense.

Employee retirement plan

The Company has a 401(k) plan available to substantially all of its employees. Company contributions to the plan are discretionary. The Company incurred employee matching contributions of approximately $144,000 and $114,000 during the three months ended March 31, 2008 and 2007, respectively.

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

At March 31, 2008 and December 31, 2007, the threshold amounts were $32.8 million and $32.0 million, respectively. These amounts are determined based upon cash invested in UDC (and invested by UDC in the Company’s stock) plus a compounded annual return of 10% less cash returned to investors. During the three months ended March 31, 2008 and 2007, approximately $32,000 and $1,000, respectively, of compensation costs were recognized as a result of the fair value of the assets owned by UDC exceeding the threshold. These amounts were classified as general and administrative expense.

The defined participants in this arrangement would be entitled to up to 22.5% of the value realized in excess of the threshold amount. The CEO is entitled to approximately 1% of the 22.5%.

11. Income Taxes

Income tax expense for the three months ended March 31, 2008 was $1.2 million, which is an effective rate of 35.5% of pre-tax book income. This rate differs from the statutory rate of 35% primarily due to state income taxes and permanent book/tax differences associated with the 50% limitation on meals and entertainment expense, the domestic manufacturing deduction and non-cash compensation. Income tax expense for the three months ended March 31, 2007 was $6.0 million, which is an effective rate of 41.6% of pre-tax book income.

At March 31, 2008 and December 31, 2007, we had approximately $438,000 and $561,000, respectively, of unrecognized tax benefits, as defined by FIN 48, of which approximately $285,000 would affect our effective tax rate if recognized. Such amounts are carried as other long-term liabilities.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2007	$561
Additions based on tax positions related to the current year	—
Reductions for tax positions of prior years	(276)
Additions for tax positions of prior years	153

Balance at March 31, 2008	$438

Interest and penalties related to uncertain tax positions are classified as interest expense and general and administrative costs, respectively. During the three months ended March 31, 2008, the Company recognized approximately $55,000 in interest and penalty expense related to unrecognized tax benefits. As of March 31, 2008, the Company has approximately $77,000 of interest and penalties accrued in relation to uncertain tax positions. As of March 31, 2007, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions. The tax years 2004 to 2007 remain open to examination by the major taxing jurisdictions to which we are subject.

12. Subsequent Events

In April 2008, the Company purchased a 2007 Taylor SD46-160 1000hp rig from Panhandle Drilling Company for $7 million. The Company intends to invest approximately $1.8 million in additional enhancements, including a top drive system to the rig before deploying it for an existing customer’s Marcellus Shale drilling program in the Appalachian Basin.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This MD&A section of our Quarterly Report on Form 10-Q discusses our results of operations, liquidity and capital resources, and certain factors that may affect our future results, including economic and industry-wide factors. You should read this MD&A in conjunction with our condensed financial statements and accompanying notes included under Part I, Item 1, of this Quarterly Report, as well as with our Annual Report on Form 10-K for the calendar year ended December 31, 2007.

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

Company Overview

Union Drilling, Inc. (“Union,” “Company” or “we”) provides contract land drilling services and equipment, primarily to natural gas producers in the United States. In addition to our drilling rigs, we provide the drilling crews and most of the ancillary equipment needed to operate our drilling rigs. We commenced operations in 1997 with 12 drilling rigs and related equipment acquired from an entity providing contract drilling services under the name “Union Drilling.” Through a combination of acquisitions and new rig construction, we have increased the size of our fleet to 71 marketed land drilling rigs. We presently focus our operations in selected natural gas production regions in the United States, primarily the Fort Worth Basin in North Texas, the Arkoma Basin in Oklahoma and Arkansas and throughout the Appalachian Basin. We do not invest in oil and natural gas properties.

We completed several transactions in 2005 through 2007 that enhanced our ability to serve our markets. These transactions provided us with unconventional natural gas contract drilling operations in North Texas and the Arkoma Basin. We have purchased existing rigs and newly constructed rigs and have devoted significant capital expenditures to upgrade other rigs in our fleet for underbalanced and horizontal drilling. These investments have positioned our fleet to capitalize on our customers’ rapidly growing unconventional formation exploration and development activity.

Key Indicators of Financial Performance for Management

Significant performance measurements in our industry are rig utilization, revenue per revenue day and operating expenses per revenue day. Revenue days for each rig are days when the rig is earning revenues under a contract, which is usually a period from the date the rig begins moving to the drilling location until the rig is released from the contract. We compute rig utilization rates by dividing revenue days by total available days during a period. Total available days are the number of calendar days during the period that we have owned the marketed rig.

The following table summarizes management’s key indicators of financial performance for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007
Revenue days	3,691	4,344
Average number of marketed rigs	71.0	68.5
Marketed rig utilization rates	57.1%	70.5%
Revenue per revenue day	$17,361	$16,237
Operating expenses per revenue day	$11,736	$9,496

Utilization and revenue days during 2008 were negatively impacted by unfavorable weather conditions experienced in our Appalachian Basin operations , reduced demand for certain of our smaller rigs in our fleet and an increase in the number of rigs available in our markets. The decline in revenue days was the primary reason for the increase in operating expenses per revenue day.

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

Accounts receivable – We evaluate the creditworthiness of our customers based on their financial information, if available, information obtained from major industry suppliers, and our past experiences with the customer. In some instances, we require new customers to establish escrow accounts or make prepayments. We typically invoice our customers periodically during the performance of daywork contracts and upon completion of the daywork contract. Footage contracts are invoiced upon completion of the contract. Our contracts generally provide for payment of invoices in 30 days. We established an allowance for doubtful accounts of approximately $423,000 and $311,000 at March 31, 2008 and December 31, 2007, respectively. Any allowance established is subject to judgment and estimates made by management. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, our assessment of our customers’ current abilities to pay obligations to us and the condition of the general economy and the industry as a whole. We write off specific accounts receivable when they become uncollectible.

At March 31, 2007 and December 31, 2006, our contract drilling work in progress, excluding the reserve for sales credits, totaled $3.8 million and $4.3 million, respectively, all of which relates to the revenue recognized but not yet billed, on daywork and footage contracts in progress at March 31, 2008 and December 31, 2007, respectively. As of March 31, 2008 and December 31, 2007, the reserve for sales credits was approximately $188,000 and $186,000, respectively.

Accrued workers’ compensation – The Company accrues for costs under its workers’ compensation insurance program in accrued expenses and other liabilities. We have a deductible of $100,000 per covered accident under our workers’ compensation insurance. Our insurance policy requires us to maintain a letter of credit to cover our deductible payments. As of March 31, 2008 and December 31, 2007, we satisfied this requirement with a $4.3 million and $5.0 million, respectively, letter of credit with our bank and our borrowing capacity under our revolving credit agreement with our bank has been reduced by the same amount. We accrue for these costs as claims are incurred based on cost estimates established for each claim by the insurance companies providing the administrative services for processing the claims, including estimates for incurred but not reported claims, claims paid directly by us, administrative costs associated with these claims and our historical experience with these types of claims. In addition, we accrue on a monthly basis the estimated workers’ compensation premium payable to the two states (West Virginia and Ohio) which are considered monopolistic. Beginning July 1, 2008, the West Virginia workers’ compensation market will open to other insurers. Some of our employees, primarily those engaged in our Texas field operations, are considered to be “shared employees.” Under this arrangement, certain human resource functions, including the workers’ compensation and payroll liabilities, are assumed by the third-party professional employer organization.

Stock-based compensation – Compensation cost resulting from share-based payment awards are measured at fair value and recognized in general and administrative expense on a straight line basis over the requisite service period for the entire award. The amount of compensation cost recognized at any date is at least equal to the portion of the grant-date value of the award that is vested at that date. For the three months ended March 31, 2008 and 2007, the Company recorded total stock-based compensation expense of approximately $257,000 ($194,000, net of tax) and $255,000 ($194,000, net of tax), respectively. Total unamortized stock-based compensation was $2.0 million at March 31, 2008 and will be recognized over a weighted average service period of 2.2 years.

The fair value of stock options granted is estimated using the Black-Scholes option valuation model based on assumptions for the risk-free interest rate, expected life of the option, dividend yield and volatility of our stock price. Volatility is based upon price performance of the Company and a peer company, as the Company does not have a sufficient historical price base to determine potential volatility over the term of the issued options. No options were granted during the three months ended March 31, 2008.

The tax benefit realized from stock option exercises is included as a cash inflow from financing activities on the condensed statement of cash flows. No options were exercised during the three months ended March 31, 2008.

Results of Operations

Our operations primarily consist of drilling natural gas wells for our customers under either daywork contracts and, to a lesser extent, footage contracts. Contract terms we offer generally depend on the complexity and risk of operations, the on-site drilling conditions, the type of equipment used and the anticipated duration of the work to be performed. Our contracts generally provide for the drilling of multiple wells or a specific period of time for which the rig will be under contract.

Statements of Operations Analysis

The following table provides selected information about our operations for the three months ended March 31, 2008 and 2007 (in thousands).

	Three Months Ended
	March 31,
	2008	2007
Revenue days	3,691	4,344
Average number of marketed rigs	71.0	68.5
Marketed rig utilization rates	57.1%	70.5%
Revenue per revenue day	$17,361	$16,237
Operating expenses per revenue day	$11,736	$9,496

Revenues. Our revenues declined by $6.5 million, or 9%, in the three months ended March 31, 2008 compared to the same period in 2007. Due to unfavorable weather conditions experienced in our Appalachian operations and the reduced demand for certain of our smaller rigs, we experienced a decrease in our marketed rig utilization during the first quarter of 2008. This decrease caused our revenue days to decrease from 4,344 days in the first quarter of 2007 to 3,691 days during the first quarter of 2008, which negatively impacted our revenues by $11.3 million. This decrease to revenues was offset by a $4.9 million increase to revenues due to the increase in revenue per revenue day from $16,237 per day during the first quarter of 2007 to $17,361 per day during the same period in 2008. This improvement in revenue per day was attributable to the production of our larger rigs with greater capacity, which earn a higher dayrate than our smaller rigs for which current demand has declined.

Operating expenses. Our operating expenses in the three months ended March 31, 2008 increased $2.1 million, or 5%, compared to the three months ended March 31, 2007. This increase was primarily related to the six rigs placed into service in our Texas operations during the end of 2006 and beginning of 2007.

Depreciation and amortization. Our depreciation and amortization expense in the three months ended March 31, 2008 increased by $1.7 million, or 19%, from the same period in 2007. The increase in 2008 over 2007 resulted from additional depreciable assets added to our fleet as part of our program to expand our rig purchases and capital equipment upgrades.

General and administrative expenses. Our general and administrative expenses increased by $1.4 million, or 26%, during the three months ended March 31, 2008 compared to the same quarter in 2007. The increase relates primarily to higher non-field personnel expense, increased property taxes and an increase in safety program costs.

Interest expense, net. Our interest expense decreased by approximately $213,000 for the first quarter of 2008 compared to the first quarter of 2007. This decrease was due primarily to the decline in the balance on our revolving credit facility from $32.3 million at March 31, 2007 to $14.2 million at March 31, 2008.

Other income and gain (loss) on disposal of assets. Other income and gain on disposal of fixed assets increased by approximately $142,000 for the three months ended March 31, 2008 compared to the same period in 2007 primarily due to the gain on sale of drillpipe during the first quarter of 2008.

Taxes. Our effective income tax rate of 35.5% for the first quarter of 2008 differs from the federal statutory rate of 35% due to state income taxes and permanent book/tax differences associated with the 50% limitation on meals and entertainment expense, the domestic manufacturing deduction and non-cash compensation. The decrease in income taxes for the quarter ended March 31, 2008 is primarily due to the decrease in pre-tax income compared to the quarter ended March 31, 2007 and recognition of a benefit of approximately $276,000 due to the reversal of taxes accrued under FIN 48 in 2007. The change in management’s judgment resulted from a state taxing authority’s clarification of rules related to oil and gas drilling contractors.

Liquidity and Capital Resources

Our operations have historically generated sufficient cash flow to meet our requirements for debt service and equipment expenditures (excluding major business and asset acquisitions). Cash flow provided by operating activities during the first quarter of 2008 was $15.0 million compared to $34.0 million during the first quarter of 2007. This $19.0 million decrease in cash flow from operating activities was primarily due to the decline in revenue without a decline in expenses and changes in operating assets and liabilities, primarily in accounts receivable and accounts payable. For the first quarter of 2008, net income plus depreciation and amortization was $12.7 million compared to $17.4 million for the same period in 2007.

Our cash flow from operations was primarily used to invest in new machinery and equipment as well as for capitalized maintenance and repairs to our fleet. During the first quarter of 2008, cash used in investing activities totaled $16.1 million, of which $10.1 million was related to the purchase agreement entered with IDM Equipment, LLC in January 2008 for one 1600hp AC Fast Moving Quicksilver Drilling System and related equipment. The aggregate purchase price is approximately $17 million. The rig is scheduled for delivery by early June 2008, and the Company intends to deploy this rig for an existing customer’s Marcellus Shale drilling program in the Appalachian Basin. During the first quarter of 2007, cash used in investing activities totaled $37.1 million, of which $25.1 million was related to applied purchase costs for three rigs in our Texas operations.

Cash flow provided by financing activities was $1.1 million in the first quarter of 2008 compared to $3.0 million in the first quarter of 2007. Net borrowings on our revolving credit facility during the three months ended March 31, 2008 and 2007 were $4.6 million and $4.5 million, respectively, which were offset by decreased cash overdrafts of $2.7 million and $1.4 million, respectively.

We believe cash generated by our operations and our ability to borrow the currently unused portion of our revolving credit facility of $81.5 million, after reductions for $4.3 million outstanding letters of credit as of March 31, 2008, should allow us to meet our routine financial obligations for the foreseeable future. The Company intends to amend, renew or replace the existing revolving credit facility in 2008.

Sources of Capital Resources

We entered into a Revolving Credit and Security Agreement with PNC Bank, as agent for a group of lenders, in March 2005, and subsequently amended in April, August and October 2005, and in September and December 2006. This credit facility matures on March 30, 2009 and provides for a borrowing base equal to the lesser of $100 million or the sum of 85% of eligible receivables and 75% of the liquidation value of eligible rig fleet equipment. The agent may, in the exercise of its reasonable business judgment, increase or decrease those percentage advance rates against eligible receivables and liquidation value. The liquidation value of eligible rig fleet equipment has been determined annually by an independent appraisal, with adjustments for acquisitions and dispositions between appraisals. There is a $7.5 million sublimit for letters of credit. Amounts outstanding under the revolving credit facility bear interest at either (i) the higher of the Federal Funds Open Rate plus 50 basis points or PNC Bank’s base commercial lending rate (5.25% at March 31, 2008) or (ii) LIBOR plus 200 basis points (4.6% at March 31, 2008). Those rates may increase by up to 50 basis points for LIBOR loans or up to 25 basis points for domestic rate loans if our fixed charge coverage ratio falls below certain targets. A fee of 25 basis points is applied to the available borrowing capacity. The available borrowing capacity was $81.5 million as of March 31, 2008.

Interest on outstanding loans is due monthly for domestic rate loans and at the end of the relevant interest period for LIBOR loans. All outstanding principal and interest is due at maturity on March 30, 2009. As of March 31, 2008, we had a loan balance of $14.2 million under the Revolving Credit and Security Agreement, and an additional $4.3 million of the total capacity had been utilized to support our letter of credit requirement. To date, the revolving credit facility has been used to pay for rig acquisitions and for working capital requirements. As of December 31, 2007, $9.6 million was outstanding under this revolving credit facility and $5.0 million of the total capacity had been utilized to support the Company’s letter of credit requirement.

The Revolving Credit and Security Agreement is secured by substantially all of our assets, with certain exceptions, and contains affirmative and negative covenants and provides for events of default that are typical for an agreement of this type. Among the affirmative covenants are requirements to maintain a specified tangible net worth and a fixed charge coverage ratio of 1.10 to 1.00. Among the negative covenants are restrictions on major corporate transactions, capital expenditures, payment of dividends, incurrence of indebtedness and amendments to our organizational documents. Events of default would include a change in control and any change in our operations or condition, which has a material adverse effect. As of March 31, 2008, the Company was in compliance with all debt covenants. In September 2006, the Agreement was amended to increase the 2006 net capital expenditure limitation to $125 million and $40 million in subsequent years, but those amounts are increased by permitted equity issuance proceeds and the unused amounts can be carried over to the next fiscal year. For 2008, the net capital expenditure limitation is approximately $43 million. Capital expenditures for the first three months of 2008 were $16.3 million, of which $15.3 million was drilling equipment. For 2007, the net capital expenditure limitation was approximately $71 million. Capital expenditures for the first three months of 2007 were $37.7 million, of which $37.3 million was drilling equipment.

In addition, the Company has entered into various equipment-specific financing agreements with several third-party financing institutions. The terms of these agreements range from 36 to 60 months. As of March 31, 2008 and December 31, 2007, the total outstanding balance under these arrangements was $7.0 million and $7.7 million, respectively, and is classified in current portion of notes payable for equipment and long-term notes payable for equipment in the accompanying condensed balance sheets. The interest rates on these borrowings range from 3.5% to 7.6%.

Uses of Capital Resources

For the three months ended March 31, 2008 and 2007, the additions to our property and equipment consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Land	$—	$—
Buildings	29	20
Drilling and well service equipment	15,315	37,323
Vehicles	976	376
Furniture and fixtures	—	—
Computer equipment	—	25

	$16,320	$37,744

During the first quarter of 2008, $10.1 million of capital expenditures incurred was related to the purchase agreement entered with IDM Equipment, LLC in January 2008 for one 1600hp AC Fast Moving Quicksilver Drilling System and related equipment. The aggregate purchase price is approximately $17 million.

During the first quarter of 2007, the remaining three of six newly built rigs purchased from National Oilwell Varco were placed into service in the Fort Worth Basin. Also, in March 2007, we placed into service in the Arkoma Basin, a rig which we built internally for $6.7 million.

Working Capital

Our working capital decreased $12.2 million, from $20.8 million at December 31, 2007 to $8.6 million at March 31, 2008. The decrease is due to the reclassification as of March 31, 2008 of our $14.2 million balance on our revolving credit facility from long-term debt to current debt as this credit facility matures on March 30, 2009. Our current ratio, which we calculate by dividing our current assets by our current liabilities, was 1.2 at March 31, 2008 compared to 1.7 at December 31, 2007. Excluding the reclassification of the revolving credit facility to current debt, our current ratio would have been 1.9 at March 31, 2008.

The changes in the components of our working capital were as follows (in thousands):

	March 31, 2008	December 31, 2007	Change
Cash and cash equivalents	$20	$20	$—
Accounts receivable	41,833	39,878	1,955
Inventories	1,200	1,201	(1)
Prepaid expenses and other current assets	3,672	6,957	(3,285)
Deferred taxes	2,286	1,812	474

Current assets	49,011	49,868	(857)

Accounts payable	10,430	13,545	(3,115)
Current portion of notes payable for equipment	3,137	3,139	(2)
Current portion of revolving credit facility	14,175	—	14,175
Current portion of customer advances	3,138	4,530	(1,392)
Accrued expenses and other liabilities	9,557	7,862	1,695

Current liabilities	40,437	29,076	11,361

Working capital	$8,574	$20,792	$(12,218)

The increase in our receivables at March 31, 2008 from December 31, 2007 was due primarily to an increase in customer receivable balances greater than 90 days past due as of March 31, 2008. As of April 30, 2008, a majority of these customer invoices were paid and a substantial portion of the remaining balance was anticipated to be collected.

Substantially all our prepaid expenses at March 31, 2008 and December 31, 2007 consisted of prepaid insurance. The decrease in prepaid insurance from December 31, 2007 was due to amortization of prepaid insurance costs as policy renewals are generally in December of each year.

The $3.1 million decrease in accounts payable was primarily due to a decrease in capital maintenance repairs during the first quarter of 2008 compared to the fourth quarter of 2007. In addition, the accounts payable balance at December 31, 2007 includes $1.5 million for our annual corporate insurance premiums.

As of March 31, 2008, we reclassified the $14.2 million balance on the revolving credit facility from long-term debt to current debt due to the March 30, 2009 maturity date on the credit facility. The Company intends to amend, renew or replace the existing revolving credit facility in 2008.

The $1.4 million decrease in the current portion of customer advances was primarily due to the recognition of earned revenue.

Accrued expenses and other liabilities increased $1.7 million at March 31, 2008 from December 31, 2007. At March 31, 2008, accrued payroll included 16 days accrued payroll compared to nine days at December 31, 2007.

Long-term Debt

Our long-term debt at March 31, 2008 and December 31, 2007 consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Revolving credit facility	$—	$9,578
Notes payable for equipment financed	6,953	7,731

	6,953	17,309
Less current installments	(3,137)	(3,139)

	$3,816	$14,170

As of March 31, 2008, the $14.2 million balance on our revolving credit facility was reclassified from long-term debt to current debt as a result of the March 30, 2009 maturity date on the credit facility. The Company intends to amend, renew or replace the existing revolving credit facility in 2008.

Contractual Obligations

In January 2008, the Company entered into an agreement with IDM Equipment, LLC to purchase one 1600hp AC Fast Moving Quicksilver Drilling System, together with related equipment for approximately $17 million. The rig is scheduled for delivery to the Company in early June 2008. As of March 31, 2008, the Company has paid $10 million to IDM Equipment, LLC for this purchase, and the remaining $7 million balance will be due upon receipt of the drilling system.

In March 2008, the Company entered into a contract to purchase four drawworks units for use on, and to upgrade, existing rigs. These units will cost $4.6 million and are scheduled for delivery to the Company from May through August 2008. The first progress payment of $385,000 was paid upon contract execution.

Inflation

As a result of the relatively low levels of inflation during the past two years in the broader U.S. economy, inflation did not significantly affect our results of operations in any of the periods reported. However, the Company has recently experienced some inflationary pressures regarding field personnel, certain material and equipment costs and fuel expense. Management believes modest inflationary pressure will continue for the balance of the year.

Off Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position SFAS No. 157-2, which defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis. The implementation of SFAS No. 157 will not have a material impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The implementation of SFAS No. 159 did not have a material effect on the financial condition or results of operations of the Company.

In December 2007, the FASB revised SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). This Statement establishes principles and requirements for how the acquirer in a business combination: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to the Company for any business combinations for which the acquisition date is on or after January 1, 2009. We do not expect the adoption of SFAS No. 141(R) to have a material impact on our financial position or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk exposure related to changes in interest rates on our revolving credit facility, which provides for interest on borrowings at a floating rate. At March 31, 2008, we had $14.2 million outstanding debt on our revolving credit facility. Assuming no change in the net principal balance, a hypothetical increase or decrease of 100 basis points in the interest rate would have a corresponding decrease or increase in our annual pre-tax income of approximately $142,000.

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

As of March 31, 2008, an evaluation was carried out under the supervision and with the participation of our management, including the CEO and the CFO, of the effectiveness of the design and operation of our disclosure controls. Based upon that evaluation, the CEO and the CFO concluded that, as of such date, the design and operation of these disclosure controls were effective to accomplish their objectives at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company has various pending claims, lawsuits, disputes with third parties, investigations and actions incidental to its business operations. Although occasional adverse settlements or resolutions may occur and negatively impact its earnings in the period or year of settlement, it is management’s belief that their ultimate resolution will not have a material adverse effect on the Company’s financial condition or liquidity.

ITEM 1A.	RISK FACTORS

There have been no material changes during the quarter ended March 31, 2008 in our “Risk Factors” as discussed in detail in our 2007 Annual Report on Form 10-K. The risks described in our Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

/s/ A.J. Verdecchia
A.J. Verdecchia
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Dated: May 1, 2008

UNION DRILLING, INC.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	—	Form of Amended and Restated Certificate of Incorporation of Union (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 (File No. 333-127525) filed on August 15, 2005).

3.2	—	Form of Amended and Restated Bylaws of Union (incorporated by reference to Exhibit 3.1 to our Form 8-K (File No. 000-51630) filed on August 9, 2007).

10.1	—	Purchase and Sale Agreement dated January 4, 2008 between Union Drilling and IDM Equipment, LLC (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on January 8, 2008).

31.1*	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.**

31.2*	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.**

32.1*	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.**

32.2*	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.**

*	Filed with this Report.
**	This Certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. This Certification shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, whether made before or after the date hereof, except to the extent that the Company specifically incorporates it by reference.