Form 10-Q
period 2008-06-30
UNION DRILLING INC
filed 2008-08-04
CIK 1133260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of July 31, 2008, there were 22,024,381 shares of common stock, par value $0.01 per share, of the registrant issued and outstanding.

UNION DRILLING, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Union Drilling, Inc.

Condensed Balance Sheets

(in thousands, except share data)

	June 30, 2008	December 31, 2007
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$17	$20
Accounts receivable (net of allowance for doubtful accounts of $899 and $311 at June 30, 2008 and December 31, 2007, respectively)	45,332	39,878
Inventories	1,682	1,201
Prepaid expenses, deposits and other receivables	4,242	6,957
Deferred taxes	2,356	1,812

Total current assets	53,629	49,868
Goodwill	7,909	7,909
Intangible assets (net of accumulated amortization of $1,133 and $931 at June 30, 2008 and December 31, 2007, respectively)	1,867	2,069
Property, buildings and equipment (net of accumulated depreciation of $126,064 and $105,675 at June 30, 2008 and December 31, 2007, respectively)	241,741	217,359
Other assets	—	103

Total assets	$305,146	$277,308

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$17,509	$13,545
Current portion of notes payable for equipment	3,102	3,139
Current portion of revolving credit facility	24,694	—
Current portion of customer advances	2,087	4,530
Accrued expense and other liabilities	10,756	7,862

Total current liabilities	58,148	29,076
Revolving credit facility	—	9,578
Long-term notes payable for equipment	3,070	4,592
Deferred taxes	33,498	30,002
Customer advances and other long-term liabilities	525	651

Total liabilities	95,241	73,899
Stockholders’ equity:
Common stock, par value $.01 per share; 75,000,000 shares authorized; 22,008,586 shares and 21,974,884 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	220	220
Additional paid in capital	142,637	141,659
Retained earnings	67,048	61,530

Total stockholders’ equity	209,905	203,409

Total liabilities and stockholders’ equity	$305,146	$277,308

See accompanying notes to condensed financial statements.

Union Drilling, Inc.

Condensed Statements of Income

(Unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues
Total revenues	$75,389	$74,200	$139,467	$144,732
Cost and expenses
Operating expenses	49,052	42,842	92,369	84,093
Depreciation and amortization	11,082	9,601	21,664	18,517
General and administrative	7,960	6,972	14,754	12,377

Total cost and expenses	68,094	59,415	128,787	114,987

Operating income	7,295	14,785	10,680	29,745
Interest expense, net	(291)	(540)	(500)	(962)
(Loss) gain on disposal of assets	(1,031)	929	(914)	902
Other income	56	212	89	247

Income before income taxes	6,029	15,386	9,355	29,932
Income tax expense	2,657	6,187	3,837	12,233

Net income	$3,372	$9,199	$5,518	$17,699

Earnings per common share:
Basic	$0.15	$0.42	$0.25	$0.82

Diluted	$0.15	$0.42	$0.25	$0.81

Weighted-average common shares outstanding:
Basic	22,008,065	21,783,478	21,991,475	21,659,283

Diluted	22,194,810	21,965,189	22,153,999	21,859,451

See accompanying notes to condensed financial statements.

Union Drilling, Inc.

Condensed Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended June 30,
	2008	2007
Operating activities:
Net income	$5,518	$17,699
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,664	18,517
Non-cash compensation expense	641	525
Provision for doubtful accounts	664	1,193
Loss (gain) on disposal of assets	914	(902)
Provision for deferred taxes	3,106	2,923
Excess tax benefits from share-based payment arrangements	(142)	(1,590)
Changes in operating assets and liabilities:
Accounts receivable	(6,118)	4,296
Inventories	(481)	(95)
Prepaid and other assets	3,169	109
Accounts payable	6,309	(2,433)
Accrued expenses and other liabilities	313	7,020

Cash flow provided by operating activities	35,557	47,262
Investing activities:
Purchases of machinery and equipment	(47,654)	(49,305)
Proceeds from sale of machinery and equipment	545	1,709

Cash flow used in investing activities	(47,109)	(47,596)
Financing activities:
Borrowings on line of credit	149,247	166,284
Repayments on line of credit	(134,131)	(165,434)
Cash overdrafts	(2,345)	(3,522)
Borrowings - other debt	—	1,719
Repayments - other debt	(1,559)	(2,779)
Exercise of stock options	195	2,476
Excess tax benefits from share-based payment arrangements	142	1,590

Cash flow provided by financing activities	11,549	334

Net increase in cash	(3)	—
Cash and cash equivalents at beginning of period	20	20

Cash and cash equivalents at end of period	$17	$20

See accompanying notes to condensed financial statements.

Union Drilling, Inc.

Condensed Statement of Stockholders’ Equity

(Unaudited, in thousands, except share data)

			Additional Paid In Capital	Retained Earnings	Total
	Common Stock
	Shares	$
Balance at December 31, 2007	21,974,884	$220	$141,659	$61,530	$203,409
Non-cash compensation	—	—	641	—	641
Exercise of stock options and related tax benefit of $142	33,702	—	337	—	337
Net income	—	—	—	5,518	5,518

Balance at June 30, 2008	22,008,586	$220	$142,637	$67,048	$209,905

See accompanying notes to condensed financial statements.

UNION DRILLING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

1. Business and Basis of Presentation

Union Drilling, Inc. (“Union,” “Company” or “we”) is engaged in the business of onshore contract oil and gas drilling and related services. The accompanying unaudited condensed financial statements relate solely to the accounts of Union Drilling, Inc. The interim period condensed financial statements, including the notes thereto, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results for a full year.

These interim period condensed financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

For all periods reported, other comprehensive income equals net income.

2. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”)No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position SFAS No. 157-2, which defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis. The Company has no financial assets or liabilities that are recognized or disclosed at fair value in its financial statements. The implementation of SFAS No. 157 as it relates to the Company’s non-financial assets and non-financial liabilities will not have a material impact on our financial position or results of operations.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP) in the United States. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. We do not expect the adoption of SFAS No. 162 to have a material effect on the financial condition or results of operations of the Company.

3. Accounts Receivable

Accounts receivable consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Billed receivables	$41,474	$36,113
Unbilled receivables	4,924	4,262
Reserve for sales credits	(167)	(186)

Total receivables	46,231	40,189
Allowance for doubtful accounts	(899)	(311)

Net receivables	$45,332	$39,878

Unbilled receivables represent recorded revenue for contract drilling services performed that is billable by the Company at future dates based on contractual payment terms, and is anticipated to be billed and collected in the quarter following the balance sheet date.

4. Property, Buildings and Equipment

Major classes of property, buildings and equipment are as follows (in thousands):

	June 30, 2008	December 31, 2007
Land	$1,010	$1,010
Buildings	1,594	1,565
Drilling equipment	324,550	302,834
Vehicles	12,088	10,581
Furniture and fixtures	168	168
Computer equipment	647	639
Leasehold improvements	110	93
Construction in progress	27,638	6,144

	367,805	323,034
Accumulated depreciation	(126,064)	(105,675)

	$241,741	$217,359

During the six months ended June 30, 2008 and 2007, we capitalized approximately $399,000 and $735,000, respectively, of interest costs incurred during the construction periods of certain drilling equipment.

5. Accrued Expenses and Other Liabilities

A detail of accrued expenses and other liabilities is as follows (in thousands):

	June 30, 2008	December 31, 2007
Payroll and bonus	$4,257	$2,607
Workers’ compensation	1,820	2,216
Medical claims	786	749
Other taxes	3,134	1,334
Other	759	956

	$10,756	$7,862

6. Debt Obligations

The Company entered into a Revolving Credit and Security Agreement with PNC Bank, for itself and as agent for a group of lenders, in March 2005. This credit facility has been subsequently amended several times. The credit facility matures on March 30, 2009 and provides for a borrowing base equal to the lesser of $100 million or the sum of 85% of eligible receivables and 75% of the liquidation value of eligible rig fleet equipment. The agent may, in the exercise of its reasonable business judgment, increase or decrease those percentage advance rates against eligible receivables and liquidation value. The liquidation value of eligible rig fleet equipment has been determined annually by an independent appraisal, with adjustments for acquisitions and dispositions between appraisals. There is a $7.5 million sublimit for letters of credit issued under this facility. Amounts outstanding under the credit facility bear interest at either (i) the higher of the Federal Funds Open Rate plus 50 basis points or PNC Bank’s base commercial lending rate (5.0% at June 30, 2008) or (ii) LIBOR plus 200 basis points (4.5% at June 30, 2008). Those rates may increase by up to 50 basis points for LIBOR loans or up to 25 basis points for domestic rate loans if our fixed charge coverage ratio falls below certain targets. A fee of 25 basis points is applied to the available borrowing capacity. Our available borrowing capacity was $71.0 million as of June 30, 2008.

Interest on outstanding loans is due monthly for domestic rate loans and at the end of the relevant interest period for LIBOR loans. As of June 30, 2008, we had a loan balance of $24.7 million under the credit facility, and an additional $4.3 million of the total capacity had been utilized to support our letter of credit requirement. To date, the credit facility has been used to pay for rig acquisitions and for our working capital requirements. As of December 31, 2007, $9.6 million was outstanding under our credit facility and $5.0 million of the total capacity had been utilized to support our letter of credit requirement.

The credit facility is secured by substantially all of our assets, with certain exceptions, and contains affirmative and negative covenants and provides for events of default typical for an agreement of this type. Among the affirmative covenants are requirements to maintain a specified tangible net worth and a fixed charge coverage ratio of 1.10 to 1.00. Among the negative covenants are restrictions on major corporate transactions, incurrence of indebtedness and amendments to our organizational documents. Events of default would include a change in control and any change in our operations or condition, which has a material adverse effect. As of June 30, 2008, we were in compliance with all debt covenants as a result of a July 29, 2008 amendment to the credit facility, which, effective June 30, 2008, increased the net capital expenditure limit to $60 million for the period from January 1, 2008 through June 30, 2008. Capital expenditures for the first six months of 2008 were $47.7 million, of which $46.4 million was for drilling equipment. The July 29, 2008 amendment also provided that the Company may, subject to certain conditions, repurchase its common stock and/or pay a cash dividend.

In addition, the Company has entered into various equipment-specific financing agreements with several third-party financing institutions. The terms of these agreements range from 36 to 60 months. As of June 30, 2008 and December 31, 2007, the total outstanding balance under these arrangements was $6.2 million and $7.7 million, respectively, and is classified, according to payment date, in current portion of notes payable for equipment and long-term notes payable for equipment in the accompanying condensed balance sheets. The interest rates on these borrowings range from 3.5% to 7.6%.

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

In January 2008, the Company entered into an agreement with IDM Equipment, LLC to purchase one 1600hp AC Fast Moving Quicksilver Drilling System, together with related equipment for approximately $17 million. As of June 30, 2008, the Company has paid $10 million to IDM Equipment, LLC for this purchase, and the remaining $7 million balance will be due upon receipt of the drilling equipment. The rig is scheduled for delivery to the Company in early August 2008. The Company intends to deploy the rig for an existing customer’s Marcellus Shale drilling program in the Appalachian Basin.

In March 2008, the Company entered into a contract to purchase four 1000hp drawworks units for use on, and to upgrade, existing rigs. In the aggregate, these units will cost $4.6 million. As of June 30, 2008, one unit had been received and $1.3 million had been paid. The remaining three units are scheduled for delivery to the Company through August 2008.

8. Stockholders’ Equity

At June 30, 2008, the number of authorized shares of common and preferred stock was 75,000,000 and 100,000 shares, respectively, of which 22,008,586 and zero were outstanding, and 1,921,831 and zero were reserved for future issuance under our existing equity plans.

9. Earnings Per Common Share

The following table presents a reconciliation of the numerators and denominators of the basic earnings per share and diluted earnings per share computations as required by SFAS No. 128 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$3,372	$9,199	$5,518	$17,699

Weighted average shares outstanding	22,008,065	21,783,478	21,991,475	21,659,283
Incremental shares from assumed conversionof stock options	186,745	181,711	162,524	200,168

Weighted average and assumed incremental shares	22,194,810	21,965,189	22,153,999	21,859,451

Earnings per share:
Basic	$0.15	$0.42	$0.25	$0.82

Diluted	$0.15	$0.42	$0.25	$0.81

Basic earnings per share have been computed by dividing net income by weighted average shares outstanding.

Diluted earnings per share have been computed by dividing net income by weighted average and assumed incremental shares.

10. Management Compensation

Stock incentive plans

The Company has two stock incentive plans, the Amended and Restated 2000 Stock Option Plan and the Amended and Restated 2005 Stock Incentive Plan. Under both plans, incentive and non-qualified stock options may be awarded to directors and employees. Restricted stock and restricted stock units (non-vested shares) may be granted under the Amended and Restated 2005 Stock Incentive Plan. In addition, 132,958 options were granted outside the plans in 1999.

For the three and six months ended June 30, 2008, the Company recorded stock-based compensation expense of approximately $272,000 ($202,000, net of tax) and $529,000 ($395,000, net of tax), respectively, which is included in general and administrative expense. For the three and six months ended June 30, 2007, the Company recorded stock-based compensation of $228,000 ($175,000, net of tax) and $482,000 ($369,000, net of tax), respectively. Total unamortized stock-based compensation was $5.6 million at June 30, 2008, and will be recognized over a weighted average service period of 3.7 years.

Stock options. Options typically vest over a four year period commencing on the first anniversary of the grant date and, unless earlier exercised or forfeited, expire on the tenth anniversary of the grant date. A summary of stock option activity for the six months ended June 30, 2008 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2007	845,097	$10.92
Exercised	(33,702)	$5.79
Forfeited	(6,581)	$14.00

Outstanding at June 30, 2008	804,814	$11.11	6.5	$8,508,500

Options exercisable at June 30, 2008	391,955	$8.39	4.3	$5,207,800

No options were granted during the three months ended June 30, 2008.

New shares of common stock are issued to satisfy options exercised. Cash received from the exercise of options for the six months ended June 30, 2008 was approximately $195,000. The total intrinsic value of options exercised during the six months ended June 30, 2008 was approximately $412,000.

A summary of options outstanding as of June 30, 2008, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Years of Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$2.51 to $3.80	207,325	1.9	$3.19	207,325	$3.19
$12.75 to $15.60	597,489	8.0	$13.86	184,630	$14.24

	804,814			391,955

Restricted stock awards. During the second quarter of 2008, 200,000 restricted stock units were awarded at the grant date fair value of $19.34 per unit and vesting periods ranging from five to seven years. These awards are subject to both performance and service criteria. As of June 30, 2008, no other restricted stock awards were outstanding.

Employee retirement plan

The Company has a 401(k) plan available to substantially all of its employees. Company contributions to the plan are discretionary. The Company incurred employee matching contributions of approximately $153,000 and $297,000 during the three and six months ended June 30, 2008, respectively, and $115,000 and $229,000 during the three and six months ended June 30, 2007, respectively.

Contingent management compensation

The Company’s Chief Executive Officer (“CEO”) has been awarded rights to participate in the proceeds associated with the appreciation in value ultimately associated with dispositions of the Company’s shares owned by Union Drilling Company LLC (“UDC”), our largest stockholder. In order to receive benefits from this arrangement, the fair market value of the Company’s shares held by UDC must exceed certain threshold amounts.

The CEO is to receive benefits as a result of UDC’s sale, distribution or disposition of Company shares and the related recognition of a gain in excess of the threshold amount. These rights may be repurchased from the CEO at fair market value, which includes consideration of the threshold amount in the determination of that value, upon his termination of employment by the Company. Further, these rights may be repurchased from the CEO for no consideration upon his voluntary termination or upon his termination of employment by the Company for cause.

At June 30, 2008 and December 31, 2007, the threshold amounts were $33.6 million and $32.0 million, respectively. These amounts are determined based upon cash invested in UDC (and invested by UDC in the Company’s stock) plus a compounded annual return of 10% less cash returned to investors. During the three and six months ended June 30, 2008, approximately $81,000 and $113,000, respectively, of compensation costs were recognized as a result of the fair value of the assets owned by UDC exceeding the threshold. During the three and six months ended June 30, 2007, approximately $42,000 and $43,000, respectively, of compensation costs were recognized. These amounts were classified as general and administrative expense.

The defined participants in this arrangement would be entitled to up to 22.5% of the value realized in excess of the threshold amount. Our CEO is entitled to approximately 1% of the 22.5%.

11. Income Taxes

Income tax expense for the three and six months ended June 30, 2008 was $2.7 million and $3.8 million, respectively, which is an effective rate of 44% and 41%, respectively, of pre-tax book income. This rate differs from the statutory rate of 35% primarily due to state income taxes and permanent book/tax differences associated with the 50% limitation on meals and entertainment expense, the domestic manufacturing deduction and non-cash compensation. Income tax expense for the three and six months ended June 30, 2007 was $6.2 million and $12.2 million, respectively, which is an effective rate of 40.2% and 40.9%, respectively, of pre-tax book income.

At June 30, 2008 and December 31, 2007, we had approximately $438,000 and $561,000, respectively, of unrecognized tax benefits, as defined by FIN 48, of which approximately $285,000 would affect our effective tax rate if recognized. Such amounts are carried as other long-term liabilities.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2007	$561
Reductions for tax positions of prior years	(276)
Additions for tax positions of prior years	153

Balance at June 30, 2008	$438

Interest and penalties related to uncertain tax positions are classified as interest expense and general and administrative costs, respectively. During the three and six months ended June 30, 2008, the Company recognized approximately $9,000 and $64,000, respectively, in interest and penalty expense related to unrecognized tax benefits. As of June 30, 2008, the Company has approximately $86,000 of interest and penalties accrued in relation to uncertain tax positions. As of December 31, 2007, the Company had approximately $21,000 of interest and no penalties accrued related to uncertain tax positions.

The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions. The tax years 2004 to 2007 remain open to examination by the major taxing jurisdictions to which we are subject.

12. Subsequent Events

On July 29, 2008, the Company’s Revolving Credit and Security Agreement was amended. See Note 6 for a description of the terms of the amendment.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition and results of operations (“MD&A”) section of our Quarterly Report on Form 10-Q discusses our results of operations, liquidity and capital resources, and certain factors that may affect our future results, including economic and industry-wide factors. You should read this MD&A in conjunction with our condensed financial statements and accompanying notes included under Part I, Item 1, of this Quarterly Report, as well as with our Annual Report on Form 10-K for the calendar year ended December 31, 2007.

Statements we make in the following MD&A discussion and in other parts of this report that express a belief, expectation or intention, as well as those which are not historical fact, are forward-looking statements within the meaning of the federal securities laws and are subject to risks, uncertainties and assumptions. These forward-looking statements may be identified by the use of words such as “expect,” “anticipate,” “believe,” “estimate,” “potential” or similar words. These matters include statements concerning management’s plans and objectives relating to our operations or economic performance and related assumptions, including general economic and business conditions and industry trends, the continued strength or weakness of the contract land drilling industry in the geographic areas in which we operate, decisions about onshore exploration and development projects to be made by oil and gas companies, the highly competitive nature of our business, our future financial performance, including availability, terms and deployment of capital, the continued availability of qualified personnel, and changes in, or our failure or inability to comply with, government regulations, including those relating to the environment. We specifically disclaim any duty to update any of the information set forth in this report, including any forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future events and, therefore, involve a number of assumptions, risks and uncertainties, including the risk factors described in Part II. Item 1A, “Risk Factors,” below. Management cautions that forward-looking statements are not guarantees, and our actual results could differ materially from those expressed or implied in the forward-looking statements.

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

The following table summarizes management’s key indicators of financial performance for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue days	4,490	4,459	8,181	8,803
Average number of marketed rigs	71.0	71.0	71.0	69.7
Marketed rig utilization rates	69.5%	69.0%	63.3%	69.8%
Revenue per revenue day	$16,790	$16,641	$17,048	$16,441
Operating expenses per revenue day	$10,925	$9,608	$11,291	$9,553

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

Accounts receivable– We evaluate the creditworthiness of our customers based on their financial information, if available, information obtained from major industry suppliers, and our past experiences with the customer. In some instances, we require new customers to establish escrow accounts or make prepayments. We typically invoice our customers periodically during the performance of daywork contracts and upon completion of the daywork contract. Footage contracts are invoiced upon completion of the contract. Our contracts generally provide for payment of invoices in 30 days. We established an allowance for doubtful accounts of approximately $899,000 and $311,000 at June 30, 2008 and December 31, 2007, respectively. Any allowance established is subject to judgment and estimates made by management. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, our assessment of our customers’ current abilities to pay obligations to us and the condition of the general economy and the industry as a whole. We write off specific accounts receivable when they become uncollectible.

At June 30, 2008 and December 31, 2007, our contract drilling work in progress, excluding the reserve for sales credits, totaled $4.9 million and $4.3 million, respectively, all of which relates to the revenue recognized but not yet billed, on daywork and footage contracts in progress at June 30, 2008 and December 31, 2007, respectively. As of June 30, 2008 and December 31, 2007, the reserve for sales credits was approximately $167,000 and $186,000, respectively.

Accrued workers’ compensation – The Company accrues for costs under its workers’ compensation insurance program in accrued expenses and other liabilities. We have a deductible of $100,000 per covered accident under our workers’ compensation insurance. Our insurance policy requires us to maintain a letter of credit to cover our deductible payments. As of June 30, 2008 and December 31, 2007, we satisfied this requirement with a $4.3 million and $5.0 million, respectively, letter of credit with our bank and our borrowing capacity under our revolving credit agreement with our bank has been reduced by the same amount. We accrue for these costs as claims are incurred based on cost estimates established for each claim by the insurance companies providing the administrative services for processing the claims, including estimates for incurred but not reported claims, claims paid directly by us, administrative costs associated with these claims and our historical experience with these types of claims. Some of our employees, primarily those engaged in our Texas field operations, are considered to be “shared employees.” Under this arrangement, certain human resource functions, including the workers’ compensation and payroll liabilities, are assumed by the third-party professional employer organization.

Stock-based compensation – Compensation cost resulting from share-based payment awards are measured at fair value and recognized in general and administrative expense on a straight line basis over the requisite service period for the entire award. The amount of compensation cost recognized at any date is at least equal to the portion of the grant-date value of the award that is vested at that date. For the three and six months ended June 30, 2008, the Company recorded stock-based compensation expense of approximately $272,000 ($202,000, net of tax) and $529,000 ($395,000, net of tax), respectively. For the three and six months ended June 30, 2007, the Company recorded stock-based compensation expense of approximately $228,000 ($175,000, net of tax) and $482,000 ($369,000, net of tax), respectively. Total unamortized stock-based compensation was $5.6 million at June 30, 2008 and will be recognized over a weighted average service period of 3.7 years.

The fair value of stock options granted is estimated using the Black-Scholes option valuation model based on assumptions for the risk-free interest rate, expected life of the option, dividend yield and volatility of our stock price. Volatility is based upon price performance of the Company and a peer company, as the Company does not have a sufficient historical price base to determine potential volatility over the term of the issued options. No stock options were granted during the three months ended June 30, 2008. The fair value of restricted stock or restricted stock units is the closing trade price of the Company’s stock on the date of grant. During the three months ended June 30, 2008, 200,000 restricted stock units were granted.

New shares of common stock are issued to satisfy options exercised. Cash received from the exercise of options during the three months ended June 30, 2008 was approximately $195,000. The tax benefit realized from stock option exercises is included as a cash inflow from financing activities on the condensed statements of cash flows.

Results of Operations

Our operations primarily consist of drilling natural gas wells for our customers under either daywork contracts and, to a lesser extent, footage contracts. Contract terms we offer generally depend on the complexity and risk of operations, the on-site drilling conditions, the type of equipment used, the anticipated duration of the work to be performed and the overall demand for rigs in our markets. Our contracts generally provide for the drilling of a specified number of wells or a specific period of time for which the rig will be under contract.

Statements of Operations Analysis

The following table provides selected information about our operations for the three and six months ended June 30, 2008 and 2007 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	$75,389	$74,200	$139,467	$144,732
Operating expenses	$49,052	$42,842	$92,369	$84,093
Depreciation and amortization	$11,082	$9,601	$21,664	$18,517
General and administrative expense	$7,960	$6,972	$14,754	$12,377
Interest expense, net	$291	$540	$500	$962
Other income and (loss) gain on disposal of assets	$(975)	$1,141	$(825)	$1,149

Revenues. Our revenues increased by $1.2 million, or 2%, in the three months ended June 30, 2008 compared to the same period in 2007. During the second quarter of 2008, due to an increase in demand for certain of our smaller rigs, we experienced a slight increase in our marketed rig utilization, from 69.0% in the second quarter of 2007 to 69.5% in the second quarter of 2008. This increase in demand caused our revenue days to increase from 4,459 days in the second quarter of 2007 to 4,490 days during the second quarter of 2008, which improved our revenues by $521,000. In addition, $668,000 of the increase to revenues was due to the increase in revenue per revenue day from $16,641 per day during the second quarter of 2007 to $16,790 per day during the same period in 2008. This improvement in revenue per day was attributable to the production of our larger rigs with greater capacity, which earn a higher dayrate than our smaller rigs.

For the six months ended June 30, 2008 compared to the six months ended June 30, 2007, revenues declined by $5.3 million, or 4%. This decrease was primarily a result of the reduced demand for certain of our smaller rigs and related decreased marketed rig utilization during the first six months of 2008, primarily during the first quarter. Revenue days decreased from 8,803 days during the first six months of 2007 to 8,181 days during the same period in 2008. Revenue per revenue day increased from $16,441 per day during the six months ended June 30, 2007 to $17,048 per day during the six months ended June 30, 2008.

Operating expenses. Our operating expenses in the three months ended June 30, 2008 increased $6.2 million, or 15%, compared to the three months ended June 30, 2007. During the second quarter of 2008, operating expenses increased primarily due to higher employment costs, fuel costs and repairs and maintenance costs.

For the six months ended June 30, 2008 compared to the six months ended June 30, 2007, operating expenses increased $8.3 million, primarily due to higher employment costs, fuel costs and repairs and maintenance costs during 2008.

Depreciation and amortization. Our depreciation and amortization expense increased $1.5 million, or 15%, and $3.1 million, or 17%, during the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. The increase in 2008 over 2007 resulted from additional depreciable assets added to our fleet as part of our capital spending program to expand our rig count and make capital equipment upgrades.

General and administrative expenses. Our general and administrative expenses increased by $988,000, or 14%, and $2.4 million, or 19%, during the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. The increase in 2008 relates primarily to higher non-field personnel expense, increased property taxes, additional safety program costs and offset by a decrease in the provision for doubtful accounts.

Interest expense, net. Our interest expense decreased by approximately $249,000 for the three months ended June 30, 2008 compared to the same period in 2007. This decrease was due primarily to the decline in the average balance on our revolving credit facility from $29.2 million during the second quarter of 2007 to $20.9 million during the second quarter of 2008. In addition, our average interest rate decreased from 7.5% during the second quarter of 2007 to 4.9% during the second quarter of 2008.

Interest expense for the six months ended June 30, 2008, compared to the six months ended June 30, 2007, decreased $462,000. For the first six months of 2008, the average balance on our revolving credit facility was $16.4 million compared to $30.6 million for the first six months of 2007. In addition, our average interest rate decreased from 7.7% during the first two quarters of 2007 to 5.5% during the first two quarters of 2008.

Other income and (loss) gain on disposal of assets. Other income and (loss) gain on disposal of assets decreased by approximately $2.1 million and $2.0 million for the three and six months ended June 30, 2008 compared to the same period in 2007 primarily due to a $1 million loss on our disposal of certain drilling rig components during the second quarter of 2008 compared to the $1 million gain reported in the second quarter of 2007, primarily related to assets sold at auction.

Taxes. Our effective income tax rate of 44% and 41% for the three and six months ended June 30, 2008 differs from the federal statutory rate of 35% due to state income taxes and permanent book/tax differences associated with the 50% limitation on meals and entertainment expense, the domestic manufacturing deduction and non-cash compensation. The decrease in income taxes for the three and six months ended June 30, 2008 is primarily due to the decrease in pre-tax income compared to the same periods in 2007.

Liquidity and Capital Resources

Our operations have historically generated sufficient cash flow to meet our requirements for debt service and equipment expenditures (excluding major business and asset acquisitions). Cash flow provided by operating activities during the first six months of 2008 was $35.6 million compared to $47.3 million during the first six months of 2007. This $11.7 million decrease in cash flow from operating activities was primarily due to the decline in revenue without a decline in expenses and changes in operating assets and liabilities, primarily in accounts receivable and accounts payable. For the first six months of 2008, net income plus depreciation and amortization was $27.2 million compared to $36.2 million for the same period in 2007.

Our cash flow from operations was primarily used to invest in new machinery and equipment as well as for capitalized maintenance and repairs to our fleet. During the first six months of 2008, cash used in investing activities totaled $47.1 million, of which $26.3 million was related to the purchase of two rigs and progress payments on a third rig. During the first two quarters of 2007, cash used in investing activities totaled $47.6 million, of which $25.1 million was related to applied purchase costs for three rigs in our Texas operations.

Cash flow provided by financing activities was $11.5 million in the first six months of 2008 compared to $334,000 in the first six months of 2007. Net borrowings on our revolving credit facility during the six months ended June 30, 2008 and 2007 were $15.1 million and $850,000, respectively, and net repayments on other debt was $1.6 million and $1.1 million, respectively. In addition, proceeds from stock option exercises and related excess tax benefits were $195,000 and $142,000, respectively, during the six months ended June 30, 2008 compared to $2.5 million and $1.6 million, respectively, during the six months ended June 30, 2007.

We believe cash generated by our operations and our ability to borrow the currently unused portion of our revolving credit facility of $71.0 million, after reductions for $4.3 million outstanding letters of credit as of June 30, 2008, should allow us to meet our routine financial obligations for the foreseeable future.

Sources of Capital Resources

The Company entered into a Revolving Credit and Security Agreement with PNC Bank, for itself and as agent for a group of lenders, in March 2005. This credit facility has been subsequently amended several times. The credit facility matures on March 30, 2009 and provides for a borrowing base equal to the lesser of $100 million or the sum of 85% of eligible receivables and 75% of the liquidation value of eligible rig fleet equipment. The agent may, in the exercise of its reasonable business judgment, increase or decrease those percentage advance rates against eligible receivables and liquidation value. The liquidation value of eligible rig fleet equipment has been determined annually by an independent appraisal, with adjustments for acquisitions and dispositions between appraisals. There is a $7.5 million sublimit for letters of credit issued under this facility. Amounts outstanding under the credit facility bear interest at either (i) the higher of the Federal Funds Open Rate plus 50 basis points or PNC Bank’s base commercial lending rate (5.0% at June 30, 2008) or (ii) LIBOR plus 200 basis points (4.5% at June 30, 2008). Those rates may increase by up to 50 basis points for LIBOR loans or up to 25 basis points for domestic rate loans if our fixed charge coverage ratio falls below certain targets. A fee of 25 basis points is applied to the available borrowing capacity. Our available borrowing capacity was $71.0 million as of June 30, 2008.

Interest on outstanding loans is due monthly for domestic rate loans and at the end of the relevant interest period for LIBOR loans. As of June 30, 2008, we had a loan balance of $24.7 million under the credit facility, and an additional $4.3 million of the total capacity had been utilized to support our letter of credit requirement. To date, the credit facility has been used to pay for rig acquisitions and for our working capital requirements. As of December 31, 2007, $9.6 million was outstanding under our credit facility and $5.0 million of the total capacity had been utilized to support our letter of credit requirement.

The credit facility is secured by substantially all of our assets, with certain exceptions, and contains affirmative and negative covenants and provides for events of default typical for an agreement of this type. Among the affirmative covenants are requirements to maintain a specified tangible net worth and a fixed charge coverage ratio of 1.10 to 1.00. Among the negative covenants are restrictions on major corporate transactions, incurrence of indebtedness and amendments to our organizational documents. Events of default would include a change in control and any change in our operations or condition, which has a material adverse effect. As of June 30, 2008, we were in compliance with all debt covenants as a result of a July 29, 2008 amendment to the credit facility, which, effective June 30, 2008, increased the net capital expenditure limit to $60 million for the period from January 1, 2008 through June 30, 2008. Capital expenditures for the first six months of 2008 were $47.7 million, of which $46.4 million was for drilling equipment. The July 29, 2008 amendment also provided that the Company may, subject to certain conditions, repurchase its common stock and/or pay a cash dividend.

In addition, the Company has entered into various equipment-specific financing agreements with several third-party financing institutions. The terms of these agreements range from 36 to 60 months. As of June 30, 2008 and December 31, 2007, the total outstanding balance under these arrangements was $6.2 million and $7.7 million, respectively, and is classified, according to payment date, in current portion of notes payable for equipment and long-term notes payable for equipment in the accompanying condensed balance sheets. The interest rates on these borrowings range from 3.5% to 7.6%.

On May 19, 2008, the Company filed a shelf registration statement with the SEC whereby it registered five million shares of common stock for future issuance. The registration statement was declared effective by the SEC on June 9, 2008. Under the registration statement, we may periodically offer shares of our common stock in amounts, at prices and on terms to be announced when and if the shares are offered. At the time any of these five million shares are offered for sale, we will file a prospectus supplement with the SEC containing specific information about the terms of such offering. We believe the registration statement will enhance our financial flexibility and allow us to act more quickly when potential acquisition or other business opportunities might require us to access capital

Uses of Capital Resources

For the three and six months ended June 30, 2008 and 2007, the additions to our property and equipment consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Land	$—	$—	$—	$—
Buildings	2	—	31	20
Drilling and well service equipment	31,098	10,633	46,413	47,956
Vehicles	213	885	1,189	1,261
Furniture and fixtures	—	—	—	—
Computer equipment	21	43	21	68

	$31,334	$11,561	$47,654	$49,305

In May 2008, the Company purchased a Skytop Brewster N-75A 1000hp rig for $7.5 million. The rig was placed into service for an existing customer’s Barnett Shale drilling program in Texas.

In April 2008, the Company purchased a 2007 Taylor SD46-160 1000hp rig for $7 million. The Company intends to invest approximately $1.8 million in additional enhancements, including a top drive system to the rig before deploying it for an existing customer’s Marcellus Shale drilling program in the Appalachian Basin.

During the first quarter of 2008, $10 million of capital expenditures incurred was related to progress payments under the purchase agreement entered with IDM Equipment, LLC in January 2008 for one 1600hp AC Fast Moving Quicksilver Drilling System and related equipment. The aggregate purchase price is approximately $17 million.

During the first quarter of 2007, the remaining three of six newly built rigs purchased from National Oilwell Varco were placed into service in the Fort Worth Basin. Also, in March 2007, we placed into service in the Arkoma Basin, a rig which we built internally for $6.7 million.

Working Capital

Our working capital decreased $25.3 million, from $20.8 million at December 31, 2007 to negative $4.5 million at June 30, 2008. The decrease is primarily due to the reclassification as of June 30, 2008 of our $24.7 million balance on our revolving credit facility from long-term debt to current debt as this credit facility matures on March 30, 2009,

Our current ratio, which we calculate by dividing our current assets by our current liabilities, was 0.9 at June 30, 2008 compared to 1.7 at December 31, 2007. Excluding the reclassification of the revolving credit facility to current debt, our current ratio would have been 1.6 at June 30, 2008.

The changes in the components of our working capital were as follows (in thousands):

	June 30, 2008	December 31, 2007	Change
Cash and cash equivalents	$17	$20	$(3)
Accounts receivable	45,332	39,878	5,454
Inventories	1,682	1,201	481
Prepaid expenses, deposits and other receivables	4,242	6,957	(2,715)
Deferred taxes	2,356	1,812	544

Current assets	53,629	49,868	3,761

Accounts payable	17,509	13,545	3,964
Current portion of notes payable for equipment	3,102	3,139	(37)
Current portion of revolving credit agreement	24,694	—	24,694
Current portion of customer advances	2,087	4,530	(2,443)
Accrued expenses and other liabilities	10,756	7,862	2,894

Current liabilities	58,148	29,076	29,072

Working capital	$(4,519)	$20,792	$(25,311)

The increase in our accounts receivable at June 30, 2008 from December 31, 2007 was due primarily to the increase in revenues during the second quarter of 2008 compared to the fourth quarter of 2007.

The decrease in our prepaid expenses at June 30, 2008 compared to December 31, 2007 was due to a decrease in prepaid taxes, the amortization of prepaid insurance and partially offset by an increase in insurance proceeds receivable.

The $4.0 million increase in accounts payable was primarily due to the increase in operating expenses and improved cash management during the second quarter of 2008.

As of June 30, 2008, we reclassified the $24.7 million balance on the revolving credit facility from long-term debt to current debt due to the March 30, 2009 maturity date on the credit facility. The Company intends to amend, renew or replace the existing revolving credit facility in 2008.

The $2.4 million decrease in the current portion of customer advances was primarily due to the recognition of earned revenue during the first two quarters of 2008.

Accrued expenses and other liabilities increased $2.9 million at June 30, 2008 from December 31, 2007 primarily due to the increase in accrued payroll and bonus expense and other taxes.

Long-term Debt

Our long-term debt at June 30, 2008 and December 31, 2007 consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Revolving credit facility	$—	$9,578
Notes payable for equipment financed	6,172	7,731

	6,172	17,309
Less current installments	(3,102)	(3,139)

	$3,070	$14,170

Contractual Obligations

In March 2008, the Company entered into a contract to purchase four 1000 hp drawworks units for use on, and to upgrade, existing rigs. In the aggregate, these units will cost $4.6 million. As of July 30, 2008, two units had been received and $2.5 million had been paid. The remaining two units are scheduled for delivery to the Company through August 2008.

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

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”)No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position SFAS No. 157-2, which defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis. The Company has no financial assets or liabilities that are recognized or disclosed at fair value in its financial statements. The implementation of SFAS No. 157 as it relates to the Company’s non-financial assets and non-financial liabilities will not have a material impact on our financial position or results of operations.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP) in the United States. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. We do not expect the adoption of SFAS No. 162 to have a material effect on the financial condition or results of operations of the Company.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk exposure related to changes in interest rates on our revolving credit facility, which provides for interest on borrowings at a floating rate. At June 30, 2008, we had $24.7 million outstanding debt on our revolving credit facility. Assuming no change in the net principal balance, a hypothetical increase or decrease of 100 basis points in the interest rate would have a corresponding decrease or increase in our annual pre-tax income of approximately $247,000.

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

As of June 30, 2008, an evaluation was carried out under the supervision and with the participation of our management, including the CEO and the CFO, of the effectiveness of the design and operation of our disclosure controls. Based upon that evaluation, the CEO and the CFO concluded that, as of such date, the design and operation of these disclosure controls were effective to accomplish their objectives at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Refer to Note 7 “Commitments and Contingencies” of the financial statements for information on legal proceedings.

ITEM 1A.	RISK FACTORS

There have been no material changes during the quarter ended June 30, 2008 in our “Risk Factors” as discussed in detail in our 2007 Annual Report on Form 10-K. The risks described in our Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Items 2 and 3 are not applicable and have been omitted.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on June 10, 2008. The proposals were adopted by the following margins indicated:

1)	Election of Directors: The following directors were each elected to a three year term:

	Term Expiration	Nominee	For	Withheld
Class II	2011	Thomas H. O’Neill, Jr.	15,298,238	3,623,241
Class II	2011	Gregory D. Myers	18,692,242	229,237
Class II	2011	Christopher D. Strong	18,754,405	167,074

2)	Approval of the amendments to the Union Drilling, Inc. Amended 2005 Stock Option Plan:

For	Against	Abstained
17,678,529	467,324	13,528

3)	Ratification of the appointment of Ernst & Young, LLP as the independent auditors of the Company for the fiscal year ending December 31, 2008:

For	Against	Abstained
18,900,660	16,354	4,464

Item 5 is not applicable and has been omitted.

ITEM 6.	EXHIBITS

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

Dated: August 1, 2008

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