Form 10-Q
period 2008-09-30
UNION DRILLING INC
filed 2008-10-31
CIK 1133260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of October 29, 2008, there were 22,024,381 shares of common stock, par value $0.01 per share, of the registrant issued and outstanding.

UNION DRILLING, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Union Drilling, Inc.

Condensed Balance Sheets

(in thousands, except share data)

	September 30, 2008	December 31, 2007
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$2,223	$20
Accounts receivable (net of allowance for doubtful accounts of $2,240 and $311 at September 30, 2008 and December 31, 2007, respectively)	43,838	39,878
Inventories	1,735	1,201
Prepaid expenses, deposits and other receivables	2,440	6,957
Deferred taxes	2,616	1,812

Total current assets	52,852	49,868

Goodwill	7,909	7,909
Intangible assets (net of accumulated amortization of $1,185 and $931 at September 30, 2008 and December 31, 2007, respectively)	1,815	2,069
Property, buildings and equipment (net of accumulated depreciation of $135,431 and $105,675 at September 30, 2008 and December 31, 2007, respectively)	260,441	217,359
Other assets	352	103

Total assets	$323,369	$277,308

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$16,767	$13,545
Current portion of notes payable for equipment	3,224	3,139
Current portion of customer advances	1,074	4,530
Accrued expense and other liabilities	14,710	7,862

Total current liabilities	35,775	29,076

Revolving credit facility	28,313	9,578
Long-term notes payable for equipment	2,498	4,592
Deferred taxes	39,608	30,002
Customer advances and other long-term liabilities	534	651

Total liabilities	106,728	73,899
Stockholders’ equity:
Common stock, par value $.01 per share; 75,000,000 shares authorized; 22,024,381 shares and 21,974,884 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	220	220
Additional paid in capital	143,426	141,659
Retained earnings	72,995	61,530

Total stockholders’ equity	216,641	203,409

Total liabilities and stockholders’ equity	$323,369	$277,308

See accompanying notes to condensed financial statements.

Union Drilling, Inc.

Condensed Statements of Income

(Unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues
Total revenues	$82,439	$76,938	$221,906	$221,670

Cost and expenses
Operating expenses	52,471	43,894	144,840	127,987
Depreciation and amortization	11,590	10,074	33,254	28,591
General and administrative	8,593	6,923	23,347	19,300

Total cost and expenses	72,654	60,891	201,441	175,878

Operating income	9,785	16,047	20,465	45,792

Interest expense, net	(172)	(540)	(672)	(1,502)
Gain on disposal of assets	1,169	173	255	1,075
Other income	62	48	151	295

Income before income taxes	10,844	15,728	20,199	45,660

Income tax expense	4,897	6,462	8,734	18,695

Net income	$5,947	$9,266	$11,465	$26,965

Earnings per common share:
Basic	$0.27	$0.42	$0.52	$1.24

Diluted	$0.27	$0.42	$0.52	$1.23

Weighted-average common shares outstanding:
Basic	22,022,664	21,974,884	22,001,947	21,765,640

Diluted	22,120,262	22,052,272	22,143,461	21,922,633

See accompanying notes to condensed financial statements.

Union Drilling, Inc.

Condensed Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2008	2007
Operating activities:
Net income	$11,465	$26,965
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,254	28,591
Non-cash compensation expense	1,212	704
Provision for doubtful accounts	2,005	1,238
Gain on disposal of assets	(255)	(1,075)
Provision for deferred taxes	8,955	4,849
Excess tax benefits from share-based payment arrangements	(139)	(1,508)
Changes in operating assets and liabilities:
Accounts receivable	(5,965)	4,182
Inventories	(534)	(115)
Prepaid and other assets	4,619	1,313
Accounts payable	6,891	(1,755)
Accrued expenses and other liabilities	3,261	8,658

Cash flow provided by operating activities	64,769	72,047

Investing activities:
Purchases of machinery and equipment	(78,128)	(59,559)
Proceeds from sale of machinery and equipment	1,950	2,105

Cash flow used in investing activities	(76,178)	(57,454)

Financing activities:
Borrowings on line of credit	235,675	226,326
Repayments on line of credit	(216,940)	(241,925)
Cash overdrafts	(3,669)	(1,297)
Borrowings - other debt	382	2,560
Repayments - other debt	(2,391)	(4,242)
Exercise of stock options	416	2,477
Excess tax benefits from share-based payment arrangements	139	1,508

Cash flow provided by (used in) financing activities	13,612	(14,593)

Net increase in cash	2,203	—
Cash and cash equivalents at beginning of period	20	20

Cash and cash equivalents at end of period	$2,223	$20

See accompanying notes to condensed financial statements.

Union Drilling, Inc.

Condensed Statement of Stockholders’ Equity

(Unaudited, in thousands, except share data)

	Common Stock		Additional Paid In Capital	Retained Earnings	Total
	Shares	$
Balance at December 31, 2007	21,974,884	$220	$141,659	$61,530	$203,409
Non-cash compensation	—	—	1,212	—	1,212
Exercise of stock options and related tax benefit of $139	49,497	—	555	—	555
Net income	—	—	—	11,465	11,465

Balance at September 30, 2008	22,024,381	$220	$143,426	$72,995	$216,641

See accompanying notes to condensed financial statements.

UNION DRILLING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2008

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

2. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position SFAS No. 157-2, which defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis. The Company has no financial assets or liabilities that are recognized or disclosed at fair value in its financial statements. The implementation of SFAS No. 157 as it relates to the Company’s non-financial assets and non-financial liabilities will not have a material impact on our financial position or results of operations.

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

3. Accounts Receivable

Accounts receivable consist of the following (in thousands):

	September 30, 2008	December 31, 2007
Billed receivables	$44,109	$36,113
Unbilled receivables	2,177	4,262
Reserve for sales credits	(208)	(186)

Total receivables	46,078	40,189
Allowance for doubtful accounts	(2,240)	(311)

Net receivables	$43,838	$39,878

Unbilled receivables represent recorded revenue for contract drilling services performed that is billable by the Company at future dates based on contractual payment terms, and is anticipated to be billed and collected in the quarter following the balance sheet date.

4. Property, Buildings and Equipment

Major classes of property, buildings and equipment are as follows (in thousands):

	September 30, 2008	December 31, 2007
Land	$1,010	$1,010
Buildings	1,594	1,565
Drilling equipment	356,400	302,834
Vehicles	12,005	10,581
Furniture and fixtures	168	168
Computer equipment	662	639
Leasehold improvements	110	93
Construction in progress	23,923	6,144

	395,872	323,034
Accumulated depreciation	(135,431)	(105,675)

	$260,441	$217,359

During the nine months ended September 30, 2008 and 2007, we capitalized approximately $787,000 and $828,000, respectively, of interest costs incurred during the construction periods of certain drilling equipment.

5. Accrued Expenses and Other Liabilities

A detail of accrued expenses and other liabilities is as follows (in thousands):

	September 30, 2008	December 31, 2007
Payroll and bonus	$7,687	$2,607
Workers’ compensation	1,670	2,216
Medical claims	717	749
Other taxes	3,855	1,334
Other	781	956

	$14,710	$7,862

6. Debt Obligations

The Company entered into a Revolving Credit and Security Agreement with PNC Bank, for itself and as agent for a group of lenders, in March 2005. This credit facility has been amended numerous times, most recently on September 30, 2008. Following the September 30, 2008 amendment, the credit facility provides for a borrowing base equal to $67.5 million and matures on March 30, 2012. Our available borrowing capacity was $34.9 million as of September 30, 2008. Prior to the September 30, 2008 amendment, amounts outstanding under the credit facility would bear interest at either (i) the higher of the Federal Funds Open Rate plus 50 basis points or PNC Bank’s base commercial lending rate or (ii) LIBOR plus 200 basis points. Following the September 30, 2008 amendment, amounts outstanding under the credit facility bear interest, depending upon facility usage, at either (i) the higher of the Federal Funds Open Rate plus 75 to 125 basis points or PNC Bank’s base commercial lending rate (6.3% at September 30, 2008) or (ii) LIBOR plus 250 to 300 basis points (5.8% at September 30, 2008). Depending upon our facility usage, we are assessed an unused line fee of 37.5 to 62.5 basis points on the available borrowing capacity. Interest on outstanding loans is due monthly for domestic rate loans and at the end of the relevant interest period for LIBOR loans. There is a $7.5 million sublimit for letters of credit issued under this facility. If we repay and terminate the obligations under this facility, we would be liable for a substantial prepayment penalty.

On October 9, 2008, two additional lenders joined our lending group. These lenders committed an additional $30 million to the borrowing base, thus increasing our overall borrowing base from $67.5 million at September 30, 2008 to $97.5 million for the remainder of the facility’s term. Our available borrowing capacity also increased by $30 million.

In general, the credit facility is secured by substantially all of our assets. The liquidation value of our assets serving as collateral is determined annually by an independent appraisal, with adjustments for acquisitions and dispositions between appraisals. The credit facility contains affirmative and negative covenants and also provides for events of default typical for such an agreement. Among the affirmative covenants are requirements to maintain a specified tangible net worth and fixed charge coverage ratio. Among the negative covenants are restrictions on major corporate transactions, incurrence of indebtedness and amendments to our organizational documents. Events of default would include a change in control and any change in our operations or condition, which has a material adverse effect. As of September 30, 2008, we were in compliance with all financial covenants.

To date, the credit facility primarily has been used to pay for rig acquisitions and for our working capital requirements. Capital expenditures for the first nine months of 2008 were $78.1 million, of which $76.4 million was for drilling equipment. The credit facility may also be used by the Company, subject to certain conditions, to repurchase its common stock and/or pay a cash dividend. As of September 30, 2008, we had a loan balance of $28.3 million under the credit facility, and an additional $4.3 million of the total capacity had been utilized to support our letter of credit requirement. As of December 31, 2007, $9.6 million was outstanding under our credit facility and $5.0 million of the total capacity had been utilized to support our letter of credit requirement.

In addition, the Company has entered into various equipment-specific financing agreements with several third-party financing institutions. The terms of these agreements range from 12 to 60 months. As of September 30, 2008 and

December 31, 2007, the total outstanding balance under these arrangements was $5.7 million and $7.7 million, respectively, and is classified, according to payment date, in current portion of notes payable for equipment and long-term notes payable for equipment in the accompanying condensed balance sheets. The stated interest rates on these borrowings range from zero percent to 7.6%.

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

During the third quarter of 2008, the Company entered into several agreements with multiple vendors, and at different times, to construct two 900hp electric and one 1000hp electric drilling rigs together with related equipment. In the aggregate, our total capital commitment under these agreements is approximately $34.0 million. As of September 30, 2008, the Company has paid $8.9 million towards the purchase of these rigs, which are scheduled to be completed by the first of 2009. The Company has agreements with existing customers to deploy the rigs under term contracts.

8. Stockholders’ Equity

At September 30, 2008, the number of authorized shares of common and preferred stock was 75,000,000 and 100,000 shares, respectively, of which 22,024,381 and zero were outstanding, and 1,906,036 and zero were reserved for future issuance under our existing equity plans.

9. Earnings Per Common Share

The following table presents a reconciliation of the numerators and denominators of basic earnings per share and diluted earnings per share computations as required by SFAS No. 128 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$5,947	$9,266	$11,465	$26,965

Weighted average shares outstanding	22,022,664	21,974,884	22,001,947	21,765,640
Incremental shares from assumed conversion of stock options	97,598	77,388	141,514	156,993

Weighted average and assumed incremental shares	22,120,262	22,052,272	22,143,461	21,922,633

Earnings per share:
Basic	$0.27	$0.42	$0.52	$1.24

Diluted	$0.27	$0.42	$0.52	$1.23

Basic earnings per share have been computed by dividing net income by weighted average shares outstanding.

Diluted earnings per share have been computed by dividing net income by weighted average and assumed incremental shares.

10. Management Compensation

Equity based plans

The Company has two equity based plans, the Amended and Restated 2000 Stock Option Plan and the Amended and Restated 2005 Stock Incentive Plan. Under both plans, incentive and non-qualified stock options may be awarded to directors and employees. Restricted stock and restricted stock units may be granted under the Amended and Restated 2005 Stock Incentive Plan. In addition, 132,958 options were granted outside the plans in 1999.

For the three and nine months ended September 30, 2008, the Company recorded stock-based compensation expense of approximately $792,000 ($532,000, net of tax) and $1.3 million ($927,000, net of tax), respectively, which is included in general and administrative expense. For the three and nine months ended September 30, 2007, the Company recorded stock-based compensation of $217,000 ($165,000, net of tax) and $700,000 ($534,000, net of tax), respectively. Total unamortized stock-based compensation was $5.2 million at September 30, 2008, and will be recognized over a weighted average service period of 3.4 years.

Stock options. Options typically vest over a four year period commencing on the first anniversary of the grant date and, unless earlier exercised or forfeited, expire on the tenth anniversary of the grant date. A summary of stock option activity for the nine months ended September 30, 2008 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2007	845,097	$10.92
Exercised	(49,497)	$8.41
Forfeited	(6,581)	$14.00

Outstanding at September 30, 2008	789,019	$11.05	6.2	$(363,010)

Options exercisable at September 30, 2008	403,035	$8.50	4.3	$842,358

No options were granted during the three months ended September 30, 2008.

New shares of common stock are issued to satisfy options exercised. Cash received from the exercise of options for the three and nine months ended September 30, 2008 was approximately $221,000 and $416,000, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2008 was approximately $102,000 and $514,000, respectively.

A summary of options outstanding as of September 30, 2008, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Years of Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$2.51 to $3.80	207,325	1.7	$3.19	207,325	$3.19
$12.75 to $15.60	581,694	7.8	$13.85	195,710	$14.13

	789,019			403,035

Restricted stock award. During the second quarter of 2008, 200,000 restricted stock units were awarded at the grant date fair value of $19.34 per unit and vesting periods ranging from five to seven years. This award is subject to both performance and service criteria, which as of September 30, 2008, have not been met. As of September 30, 2008, no other restricted stock awards were outstanding.

Employee retirement plan

The Company has a 401(k) plan available to substantially all of its employees. Company contributions to the plan are discretionary. The Company incurred employee matching contributions of approximately $157,000 and $454,000 during the three and nine months ended September 30, 2008, respectively, and $128,000 and $357,000 during the three and nine months ended September 30, 2007, respectively.

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

At September 30, 2008 and December 31, 2007, the threshold amounts were $34.4 million and $32.0 million, respectively. These amounts are determined based upon cash invested in UDC (and invested by UDC in the Company’s stock) plus a compounded annual return of 10% less cash returned to investors. During the three and nine months ended September 30, 2008, approximately $222,000 and $109,000, respectively, of compensation cost reversals were recognized as a result of the decrease in the market value of the Company’s stock price during the third quarter of 2008. During the nine months ended September 30, 2007, approximately $4,000 of compensation costs were recognized as a result of the fair value of the assets owned by UDC exceeding the threshold, which included $38,000 of compensation cost reversals recognized during the three months ended September 30, 2007 due to decreases in the fair value of assets owned by UDC exceeding the threshold. These amounts were classified as general and administrative expense.

The defined participants in this arrangement would be entitled to up to 22.5% of the value realized in excess of the threshold amount. Our CEO is entitled to approximately 1% of the 22.5%.

11. Income Taxes

Income tax expense for the three and nine months ended September 30, 2008 was $4.9 million and $8.7 million, respectively, which is an effective rate of 45% and 43%, respectively, of pre-tax book income. This rate differs from the statutory rate of 35% primarily due to state income taxes and permanent book/tax differences associated with the 50% deduction limitation on per diem payments for meals, the domestic manufacturing deduction and non-cash compensation. Income tax expense for the three and nine months ended September 30, 2007 was $6.5 million and $18.7 million, respectively, which are each effective rates of 41% of pre-tax book income.

At September 30, 2008 and December 31, 2007, we had approximately $438,000 and $561,000, respectively, of unrecognized tax benefits, as defined by Financial Accounting Standards Board Interpretation No. 48, of which approximately $285,000 would affect our effective tax rate if recognized. Such amounts are carried as other long-term liabilities.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2007	$561
Reductions for tax positions of prior years	(276)
Additions for tax positions of prior years	153

Balance at September 30, 2008	$438

Interest and penalties related to uncertain tax positions are classified as interest expense and general and administrative costs, respectively. During the three and nine months ended September 30, 2008, the Company recognized approximately $9,000 and $73,000, respectively, in interest and penalty expense related to unrecognized tax benefits. As of September 30, 2008, the Company has approximately $94,000 of interest and penalties accrued in relation to uncertain tax positions. As of December 31, 2007, the Company had approximately $21,000 of interest and no penalties accrued related to uncertain tax positions.

The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions. The tax years 2005 to 2007 remain open to examination by the major taxing jurisdictions to which we are subject.

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

We completed several transactions from 2005 through 2008 that enhanced our ability to serve our markets. These transactions provided us with unconventional natural gas contract drilling operations in North Texas and the Arkoma Basin. We have purchased existing rigs and newly constructed rigs and have devoted significant capital expenditures to upgrade other rigs in our fleet for underbalanced and horizontal drilling. These investments have positioned our fleet to capitalize on our customers’ unconventional formation exploration and development activity.

Key Indicators of Financial Performance for Management

Significant performance measurements in our industry are rig utilization, revenue per revenue day and operating expenses per revenue day. Revenue days for each rig are days when the rig is earning revenues under a contract, which is usually a period from the date the rig begins moving to the drilling location until the rig is released from the contract. We compute rig utilization rates by dividing revenue days by total available days during a period. Total available days are the number of calendar days during the period that we have owned the marketed rig. During 2008, three rigs were removed from our marketed rig fleet, and the components were made available for use on other rigs.

The following table summarizes management’s key indicators of financial performance for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue days	4,823	4,597	13,004	13,400
Average number of marketed rigs	71.0	71.0	71.0	70.5
Marketed rig utilization rates	73.8%	70.4%	66.8%	70.0%
Revenue per revenue day	$17,093	$16,737	$17,064	$16,543
Operating expenses per revenue day	$10,879	$9,548	$11,138	$9,551

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

Accounts receivable– We evaluate the creditworthiness of our customers based on their financial information, if available, information obtained from major industry suppliers, and our past experiences with the customer. In some instances, we require new customers to establish escrow accounts or make prepayments. We typically invoice our customers during the performance of daywork contracts and upon completion of the daywork contract. Footage contracts are invoiced upon completion of the contract. Our contracts generally provide for payment of invoices in 30 days. We established an allowance for doubtful accounts of approximately $2.2 million and $311,000 at September 30, 2008 and December 31, 2007, respectively. Any allowance established is subject to judgment and estimates made by management. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, our assessment of our customers’ current abilities to pay obligations to us and the condition of the general economy and the industry as a whole. We write off specific accounts receivable when they become uncollectible.

At September 30, 2008 and December 31, 2007, our unbilled receivables, excluding the reserve for sales credits, totaled $2.2 million and $4.3 million, respectively, all of which relates to the revenue recognized but not yet billed, on daywork and footage contracts in progress at September 30, 2008 and December 31, 2007, respectively. The $2.1 million decrease at September 30, 2008 compared to December 31, 2007 is due to an increase in month end progress billings to customers during the performance of daywork contracts, and is reflected as an increase in billed receivables. As of September 30, 2008 and December 31, 2007, the reserve for sales credits was approximately $208,000 and $186,000, respectively.

Accrued workers’ compensation – The Company accrues for costs under its workers’ compensation insurance program in accrued expenses and other liabilities. We have a deductible of $100,000 per covered accident under our workers’ compensation insurance. Our insurance policy requires us to maintain a letter of credit to cover our deductible payments. As of September 30, 2008 and December 31, 2007, we satisfied this requirement with letters of credit totaling $4.3 million and $5.0 million, respectively, with our bank and our borrowing capacity under our revolving credit agreement with our bank has been reduced by the same amount. We accrue for these costs as claims are incurred based on cost estimates established for each claim by the insurance companies providing the administrative services for processing the claims, including estimates for incurred but not reported claims, claims paid directly by us, administrative costs associated with these claims and our historical experience with these types of claims. Some of our employees, primarily those engaged in our Texas field operations, are considered to be “shared employees.” Under this arrangement, certain human resource functions, including the workers’ compensation and payroll liabilities, are assumed by the third-party professional employer organization.

Stock-based compensation – Compensation cost resulting from share-based payment awards are measured at fair value and recognized in general and administrative expense on a straight line basis over the requisite service period for the entire award. The amount of compensation cost recognized at any date is at least equal to the portion of the grant-date value of the award that is vested at that date. For the three and nine months ended September 30, 2008, the Company recorded stock-based compensation expense of approximately $792,000 ($532,000, net of tax) and $1.3 million ($927,000, net of tax), respectively. For the three and nine months ended September 30, 2007, the Company recorded stock-based compensation expense of approximately $217,000 ($165,000, net of tax) and $700,000 ($534,000, net of tax), respectively. Total unamortized stock-based compensation was $5.2 million at September 30, 2008 and will be recognized over a weighted average service period of 3.4 years.

The fair value of stock options granted is estimated using the Black-Scholes option valuation model based on assumptions for the risk-free interest rate, expected life of the option, dividend yield and volatility of our stock price. Volatility is based upon price performance of the Company and a peer company, as the Company does not have a sufficient historical price base to determine potential volatility over the term of the issued options. No stock options were granted during the nine months ended September 30, 2008. The fair value of restricted stock or restricted stock units is the closing trade price of the Company’s stock on the date of grant. During the nine months ended September 30, 2008, 200,000 restricted stock units were granted.

New shares of common stock are issued to satisfy options exercised. Cash received from the exercise of options during the nine months ended September 30, 2008 was approximately $416,000. The tax benefit realized from stock option exercises is included as a cash inflow from financing activities on the condensed statements of cash flows.

Goodwill – The Company assesses the impairment of its goodwill annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value. If the carrying value of goodwill is determined to be impaired, it is reduced for the impaired value with a corresponding charge to pretax earnings in the period in which it is determined to be impaired. During the fourth quarter of 2008, the Company’s stock price has declined significantly, resulting in the Company’s market capitalization being below the book value of the Company. As a result of this condition, the Company will perform an impairment test of its goodwill in the fourth quarter, and it is reasonably possible that an impairment of the Company’s goodwill may be recognized in the future.

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

Statements of Operations Analysis

The following table provides selected information about our operations for the three and nine months ended September 30, 2008 and 2007 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues	$82,439	$76,938	$221,906	$221,670

Operating expenses	52,471	43,894	144,840	127,987

Depreciation and amortization	11,590	10,074	33,254	28,591
General and administrative expense	8,593	6,923	23,347	19,300
Interest expense, net	172	540	672	1,502
Other income and gain on disposal of assets	1,231	221	406	1,370

Revenues. Our revenues increased by $5.5 million, or 7%, in the three months ended September 30, 2008 compared to the same period in 2007. During the third quarter of 2008, due to an increase in demand for certain of our smaller rigs, we experienced an increase in our marketed rig utilization, from 70.4% in the third quarter of 2007 to 73.8% in the third quarter of 2008. This increase in demand caused our revenue days to increase from 4,597 days in the third quarter of 2007 to 4,823 days during the third quarter of 2008, which improved our revenues by $3.9 million. In addition, $1.6 million of the increase to revenues was due to the increase in revenue per revenue day from $16,737 per day during the third quarter of 2007 to $17,093 per day during the same period in 2008. This improvement in revenue per day was attributable to the production of our larger rigs with greater capacity, which earn a higher dayrate than our smaller rigs.

For the nine months ended September 30, 2008 and 2007, revenues remained relatively unchanged at approximately $222 million. The reduced demand for certain of our smaller rigs and related decreased marketed rig utilization primarily during the first quarter of 2008 caused a 396 day decrease in revenue days in 2008 compared to 2007. Revenue days decreased from 13,400 days during the first nine months of 2007 to 13,004 days during the same period in 2008. Revenue per revenue day increased from $16,543 per day during the nine months ended September 30, 2007 to $17,064 per day during the nine months ended September 30, 2008. The increase to revenue resulting from the increase in revenue per revenue day was offset by the decrease in revenue resulting from the decrease in revenue days.

Operating expenses. Our operating expenses in the three months ended September 30, 2008 increased $8.6 million, or 20%, compared to the three months ended September 30, 2007. During the third quarter of 2008, operating expenses increased primarily due to additional employment costs related to an increase in headcount and wages resulting from the increase in our marketed rig utilization, higher costs for fuel and supplies, and increased repairs and maintenance costs.

For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, operating expenses increased $16.9 million, or 13%, primarily due to additional employment costs related to an increase in headcount and wages for support services, higher costs for fuel and supplies, and increased repairs and maintenance costs.

Depreciation and amortization. Our depreciation and amortization expense increased $1.5 million, or 15%, and $4.7 million, or 16%, during the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. The increase in 2008 compared to 2007 resulted from capital equipment upgrades added to our fleet as part of our capital spending program to enhance our fleet capabilities.

General and administrative expenses. Our general and administrative expenses increased by $1.7 million, or 24%, during the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Based upon our evaluation of customer receivables during the third quarter of 2008, we determined that two customers’ ability to pay was in doubt. Therefore, we recognized a $1.3 million provision for doubtful accounts. The remaining increase in general and administrative expenses in 2008 relates primarily to higher non-field personnel expense.

During the nine months ended September 30, 2008, compared to the same period in 2007, general and administrative expenses increased $4.0 million. The increase in 2008 relates primarily to higher non-field personnel expense, increased business personal property taxes, additional safety program costs and the previously described increase in the provision for doubtful accounts.

Interest expense, net. Our interest expense decreased by approximately $368,000 for the three months ended September 30, 2008 compared to the same period in 2007. This decrease was due primarily to the increase in capitalized interest and a decrease in our average interest rate. During the three months ended September 30, 2008 and 2007, we capitalized approximately $387,000 and $94,000, respectively, of interest costs incurred during the construction periods of certain drilling equipment.

Interest expense decreased approximately $830,000 for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007 primarily due to a decrease in outstanding borrowings. For the first nine months of 2008, the average balance on our revolving credit facility was $20.2 million compared to $26.5 million for the first nine months of 2007. We capitalized approximately $787,000 and $828,000, respectively, of interest costs incurred during the construction periods of certain drilling equipment during the nine months ended September 30, 2008 and 2007.

Other income and gain on disposal of assets. Other income and gain on disposal of assets increased by approximately $1.0 million for the third quarter of 2008 compared to the third quarter of 2007 primarily due to the net gain on disposition of various assets no longer used in current operations during the third quarter of 2008.

Other income and gain on disposal of assets decreased approximately $1.0 million during the nine months ended September 30, 2008 compared to the same period in 2007, due to the $1.0 million gain reported in the second quarter of 2007, primarily related to assets sold at auction. In 2008, the $1.0 million gain recognized during the third quarter of 2008 offset a $1.0 million loss on disposition of assets during the second quarter.

Taxes. Our effective income tax rate of 45% and 43% for the three and nine months ended September 30, 2008 differs from the federal statutory rate of 35% due to state income taxes and permanent book/tax differences associated with the 50% deduction limitation on per diem payments for meals, the domestic manufacturing deduction and non-cash compensation. The decrease in income taxes for the three and nine months ended September 30, 2008 as compared to the same periods in 2007 is primarily due to the decrease in pre-tax income compared to the same periods in 2007.

Liquidity and Capital Resources

Our operations have historically generated sufficient cash flow to meet our requirements for debt service and equipment expenditures (excluding major business and asset acquisitions). Cash flow provided by operating activities during the first nine months of 2008 was $64.8 million compared to $72.0 million during the first nine months of 2007. This $7.2 million decrease in cash flow from operating activities was primarily due to an increase in expenses and changes in operating assets and liabilities, primarily in accounts receivable and accounts payable. For the first nine months of 2008, net income plus depreciation and amortization was $44.7 million compared to $55.6 million for the same period in 2007.

Our cash flow from operations was primarily used to invest in new machinery and equipment. During the first nine months of 2008, cash used in investing activities totaled $76.2 million, of which $32.6 million was used for the purchase of three new rigs placed into service during 2008, $8.9 million was used for progress payments on an additional three rigs and $2 million was received from the sale of assets not being utilized in current operations. During the first nine months of 2007, cash used in investing activities totaled $57.5 million, of which $25.1 million was related to applied purchase costs for three rigs in our Texas operations and $2 million was received from the sale of assets not being utilized in current operations.

Cash flow provided by financing activities was $13.6 million in the first nine months of 2008 compared to $14.6 million used in financing activities in the first nine months of 2007. Net borrowings on our revolving credit facility during the nine months ended September 30, 2008 were $18.7 million and net repayments on the facility during the same period in 2007 were $15.6 million. Net repayments on notes payable for equipment were $2.0 million and $1.7 million for the nine months ended September 30, 2008 and 2007, respectively. In addition, proceeds from stock option exercises and related excess tax benefits were $416,000 and $139,000, respectively, during the nine months ended September 30, 2008 compared to $2.5 million and $1.5 million, respectively, during the nine months ended September 30, 2007.

We presently believe cash generated by our operations, periodic sales of retired assets and our ability to borrow under our credit facility should allow us to meet our financial obligations for the foreseeable future.

Given the unprecedented conditions currently occurring in the global credit and financial markets, it is possible further adverse global events beyond our ability to predict or control could occur. Our liquidity has not been materially affected by these recent global events and we presently do not expect our liquidity to be materially adversely impacted going forward. We intend to continuously monitor events surrounding the five banks in the lending group under our credit facility. While to date we have not experienced any problems accessing funds under our credit facility, we cannot accurately predict whether any further deterioration in global credit markets would impact us. For example, if a lender participating in our credit facility were not able to provide its committed funding, it is possible our liquidity could be adversely affected. Similarly, our customers are affected by these global economic conditions. If certain of our customers were to experience significant or prolonged credit restraints, this could cause them to curtail their drilling programs. Consequently, our cash flow from operations could be adversely affected, thus impacting our liquidity.

Sources of Capital Resources

The Company entered into a Revolving Credit and Security Agreement with PNC Bank, for itself and as agent for a group of lenders, in March 2005. This credit facility has been amended numerous times, most recently on September 30, 2008. Following the September 30, 2008 amendment, the credit facility provides for a borrowing base equal to $67.5 million and matures on March 30, 2012. Our available borrowing capacity was $34.9 million as of September 30, 2008. Prior to the September 30, 2008 amendment, amounts outstanding under the credit facility would bear interest at either (i) the higher of the Federal Funds Open Rate plus 50 basis points or PNC Bank’s base commercial lending rate or (ii) LIBOR plus 200 basis points. Following the September 30, 2008 amendment, amounts outstanding under the credit facility bear interest, depending upon facility usage, at either (i) the higher of the Federal Funds Open Rate plus 75 to 125 basis points or PNC Bank’s base commercial lending rate (6.3% at September 30, 2008) or (ii) LIBOR plus 250 to 300 basis points (5.8% at September 30, 2008). Depending upon our facility usage, we are assessed an unused line fee of 37.5 to 62.5 basis points on the available borrowing capacity. Interest on outstanding loans is due monthly for domestic rate loans and at the end of the relevant interest period for LIBOR loans. There is a $7.5 million sublimit for letters of credit issued under this facility. If we repay and terminate the obligations under this facility, we would be liable for a substantial prepayment penalty.

On October 9, 2008, two additional lenders joined our lending group. These lenders committed an additional $30 million to the borrowing base, thus increasing our overall borrowing base from $67.5 million at September 30, 2008 to $97.5 million for the remainder of the facility’s term. Our available borrowing capacity also increased by $30 million.

In general, the credit facility is secured by substantially all of our assets. The liquidation value of our assets serving as collateral is determined annually by an independent appraisal, with adjustments for acquisitions and dispositions between appraisals. The credit facility contains affirmative and negative covenants and also provides for events of default typical for such an agreement. Among the affirmative covenants are requirements to maintain a specified tangible net worth and fixed charge coverage ratio. Among the negative covenants are restrictions on major corporate transactions, incurrence of indebtedness and amendments to our organizational documents. Events of default would include a change in control and any change in our operations or condition, which has a material adverse effect. As of September 30, 2008, we were in compliance with all financial covenants.

To date, the credit facility primarily has been used to pay for rig acquisitions and for our working capital requirements. Capital expenditures for the first nine months of 2008 were $78.1 million, of which $76.4 million was for drilling equipment. The credit facility may also be used by the Company, subject to certain conditions, to repurchase its common stock and/or pay a cash dividend. As of September 30, 2008, we had a loan balance of $28.3 million under the credit facility, and an additional $4.3 million of the total capacity had been utilized to support our letter of credit requirement. As of December 31, 2007, $9.6 million was outstanding under our credit facility and $5.0 million of the total capacity had been utilized to support our letter of credit requirement.

In addition, the Company has entered into various equipment-specific financing agreements with several third-party financing institutions. The terms of these agreements range from 12 to 60 months. As of September 30, 2008 and December 31, 2007, the total outstanding balance under these arrangements was $5.7 million and $7.7 million, respectively, and is classified, according to payment date, in current portion of notes payable for equipment and long-term notes payable for equipment in the accompanying condensed balance sheets. The stated interest rates on these borrowings range from zero percent to 7.6%.

In May 2008, the Company filed a shelf registration statement with the SEC whereby it registered five million shares of common stock for future issuance. The registration statement was declared effective by the SEC on June 9, 2008. Under the registration statement, we may periodically offer shares of our common stock in amounts, at prices and on terms to be announced when and if the shares are offered. At the time any of these five million shares are offered for sale, we will file a prospectus supplement with the SEC containing specific information about the terms of such offering. We believe the registration statement will enhance our financial flexibility and allow us to act more quickly when potential acquisition or other business opportunities might require us to access capital.

Uses of Capital Resources

For the three and nine months ended September 30, 2008 and 2007, the additions to our property and equipment consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Buildings	$—	$—	$31	$20
Drilling and well service equipment	29,976	9,010	76,389	56,966
Vehicles	447	1,214	1,636	2,475
Computer equipment	52	30	72	98

	$30,475	$10,254	$78,128	$59,559

During the third quarter of 2008, the Company entered into several agreements with multiple vendors, and at different times, to construct two 900hp electric and one 1000hp electric drilling rigs together with related equipment. In the aggregate, our total capital commitment under these agreements is approximately $34.0 million. As of September 30, 2008, the Company has paid $8.9 million towards the purchase of these rigs, which are scheduled to be completed by the first of 2009. The Company has agreements with existing customers to deploy the rigs under term contracts.

During 2008, $16.2 million of capital expenditures was paid under the purchase agreement entered into with IDM Equipment, LLC in January 2008 for one 1600hp AC Fast Moving Quicksilver Drilling System and related equipment. The $16.2 million includes $1.4 million for a top drive system.

In May 2008, the Company purchased a Skytop Brewster N-75A 1000hp rig for $7.5 million. Total additional capital improvements were approximately $300,000. The rig was placed into service for an existing customer’s Barnett Shale drilling program in Texas.

In April 2008, the Company purchased a 2007 Taylor SD46-160 1000hp rig for $7.2 million. Total additional capital improvements were approximately $1.4 million. The rig is currently deployed in the Marcellus Shale.

During the first quarter of 2007, the remaining three of six newly built rigs purchased from National Oilwell Varco were placed into service in the Fort Worth Basin. Also, in March 2007, we placed into service in the Arkoma Basin, a rig which we built internally for $6.7 million.

Working Capital

Our working capital decreased $3.7 million, from $20.8 million at December 31, 2007 to $17.1 million at September 30, 2008. Our current ratio, which we calculate by dividing our current assets by our current liabilities, was 1.5 at September 30, 2008 compared to 1.7 at December 31, 2007.

The changes in the components of our working capital were as follows (in thousands):

	September 30, 2008	December 31, 2007	Change
Cash and cash equivalents	$2,223	$20	$2,203
Accounts receivable	43,838	39,878	3,960
Inventories	1,735	1,201	534
Prepaid expenses, deposits and other receivables	2,440	6,957	(4,517)
Deferred taxes	2,616	1,812	804

Current assets	52,852	49,868	2,984

Accounts payable	16,767	13,545	3,222
Current portion of notes payable for equipment	3,224	3,139	85
Current portion of customer advances	1,074	4,530	(3,456)
Accrued expenses and other liabilities	14,710	7,862	6,848

Current liabilities	35,775	29,076	6,699

Working capital	$17,077	$20,792	$(3,715)

The $2.2 million increase in cash at September 30, 2008 compared to December 31, 2007 was due to our bank’s change in procedures for same day application of lockbox receipts against the revolving credit facility during the third quarter of 2008.

The increase in our accounts receivable at September 30, 2008 from December 31, 2007 was due primarily to the increase in revenues during the third quarter of 2008 compared to the fourth quarter of 2007.

The decrease in our prepaid expenses at September 30, 2008 compared to December 31, 2007 was primarily due to a decrease in prepaid taxes, the amortization of prepaid insurance and the receipt of insurance proceeds during 2008.

The $3.2 million increase in accounts payable was primarily due to the increase in operating expenses and capital expenditures during the third quarter of 2008.

The $3.5 million decrease in the current portion of customer advances was primarily due to the recognition of earned revenue during the first three quarters of 2008.

Accrued expenses and other liabilities increased $6.8 million at September 30, 2008 from December 31, 2007 primarily due to the increase in accrued payroll and bonus expense and other taxes.

Long-term Debt

Our long-term debt at September 30, 2008 and December 31, 2007 consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Revolving credit facility	$28,313	$9,578
Notes payable for equipment financed	5,722	7,731

	34,035	17,309
Less current installments	(3,224)	(3,139)

	$30,811	$14,170

Contractual Obligations

During the third quarter of 2008, the Company entered into several agreements with multiple vendors, and at different times, to construct two 900hp electric and one 1000hp electric drilling rigs together with related equipment. In the aggregate, our total capital commitment under these agreements is approximately $34.0 million. As of September 30, 2008, the Company has paid $8.9 million towards the purchase of these rigs, which are scheduled to be completed by the first of 2009. The Company has agreements with existing customers to deploy the rigs under term contracts.

Inflation

As a result of the relatively low levels of inflation during the past two years in the broader U.S. economy, inflation did not significantly affect our results of operations in any of the periods reported. However, the Company has recently experienced some inflationary pressures regarding salaries of field personnel, certain material and equipment costs and fuel expense. Management believes modest inflationary pressure will continue for the balance of the year.

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

We are subject to market risk exposure related to changes in interest rates on our revolving credit facility, which provides for interest on borrowings at a floating rate. At September 30, 2008, we had $28.3 million outstanding debt on our revolving credit facility. Assuming no change in the net principal balance, a hypothetical increase or decrease of 100 basis points in the interest rate would have a corresponding decrease or increase in our annual pre-tax income of approximately $283,000.

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

As of September 30, 2008, an evaluation was carried out under the supervision and with the participation of our management, including the CEO and the CFO, of the effectiveness of the design and operation of our disclosure controls. Based upon that evaluation, the CEO and the CFO concluded that, as of such date, the design and operation of these disclosure controls were effective to accomplish their objectives at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Refer to Note 7 “Commitments and Contingencies” of the financial statements for information on legal proceedings.

ITEM 1A.	RISK FACTORS

There have been no material changes, other than disclosed below, during the quarter ended September 30, 2008 in our “Risk Factors” as discussed in detail in our 2007 Annual Report on Form 10-K. The risks described in our Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Our results and financial condition are affected by local, national and global market conditions, which can adversely affect our revenues, margin and net income.

Our results of operations are affected not only by local operating and economic conditions, which can vary substantially by market, but also by national and global economic conditions. Unfavorable conditions can depress revenues in a given market and may cause pressure on the rates we charge our customers or other actions that adversely affect our margins, which may constrain our operating flexibility. Whether we can manage this risk effectively depends on factors that are not entirely within our control.

Items 2, 3, 4 and 5 are not applicable and have been omitted.

ITEM 6.	EXHIBITS

A list of the exhibits required by Item 601 of Regulation S-K to be filed as a part of this report is set forth in the Index to Exhibits on page 26, which immediately precedes such exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNION DRILLING, INC.

/s/ A.J. Verdecchia
A.J. Verdecchia
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
Dated: October 31, 2008

UNION DRILLING, INC.

INDEX TO EXHIBITS

Exhibit Number		Description
3.1	—	Form of Amended and Restated Certificate of Incorporation of Union (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 (File No. 333-127525) filed on August 15, 2005).

3.2	—	Form of Amended and Restated Bylaws of Union (incorporated by reference to Exhibit 3.1 to our Form 8-K (File No. 000-51630) filed on August 9, 2007).

10.1	—	Sixth Amendment to Revolving Credit and Security Agreement dated July 29, 2008 between Union Drilling and PNC Bank, National Association, for itself and for the other lenders (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on July 31, 2008).

10.2	—	Seventh Amendment to Revolving Credit and Security Agreement dated September 30, 2008 between Union Drilling and PNC Bank, National Association, for itself and for the other lenders (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on October 6, 2008).

31.1*	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.**

31.2*	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.**

32.1*	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.**

32.2*	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.**

*	Filed with this Report.
**	This Certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. This Certification shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, whether made before or after the date hereof, except to the extent that the Company specifically incorporates it by reference.