Form 10-Q
period 2009-03-31
UNION DRILLING INC
filed 2009-05-04
CIK 1133260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of May 1, 2009, there were 22,123,103 shares of common stock, par value $0.01 per share, of the registrant issued and 20,123,103 shares outstanding.

UNION DRILLING, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Union Drilling, Inc.

Condensed Balance Sheets

(in thousands, except share data)

	March 31, 2009	December 31, 2008
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$363	$406
Accounts receivable (net of allowance for doubtful accounts of $2,661 and $1,495 at March 31, 2009 and December 31, 2008, respectively)	28,059	44,712
Inventories	1,731	1,536
Prepaid expenses, deposits and other receivables	11,672	11,617
Deferred taxes	394	406

Total current assets	42,219	58,677

Intangible assets (net of accumulated amortization of $440 and $412 at March 31, 2009 and December 31, 2008, respectively)	1,760	1,788
Property, buildings and equipment (net of accumulated depreciation of $156,860 and $145,315 at March 31, 2009 and December 31, 2008, respectively)	281,124	275,757
Other assets	337	383

Total assets	$325,440	$336,605

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$11,213	$25,361
Current portion of notes payable for equipment	2,709	3,126
Current portion of customer advances	477	484
Accrued expense and other liabilities	9,758	9,127

Total current liabilities	24,157	38,098

Revolving credit facility	46,525	42,645
Long-term notes payable for equipment	1,527	1,974
Deferred taxes	49,632	48,633
Other long-term liabilities	58	542

Total liabilities	121,899	131,892

Stockholders’ equity:
Common stock, par value $.01 per share; 75,000,000 shares authorized; 22,123,103 shares and 22,024,381 shares issued at March 31, 2009 and December 31, 2008, respectively	221	220
Additional paid in capital	144,774	144,113
Retained earnings	69,009	69,280
Treasury stock; 2,000,000 shares and 1,714,818 shares at March 31, 2009 and December 31, 2008, respectively	(10,463)	(8,900)

Total stockholders’ equity	203,541	204,713

Total liabilities and stockholders’ equity	$325,440	$336,605

See accompanying notes to condensed financial statements.

Union Drilling, Inc.

Condensed Statements of Income

(Unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2009	2008
Revenues
Total revenues	$54,297	$64,078

Cost and expenses
Operating expenses	34,766	43,317
Depreciation and amortization	11,134	10,582
Impairment charge	1,300	—
General and administrative	7,734	6,794

Total cost and expenses	54,934	60,693

Operating (loss) income	(637)	3,385

Interest expense, net	(78)	(209)
Gain on disposal of assets	99	117
Other income	24	33

(Loss) income before income taxes	(592)	3,326
Income tax (benefit) expense	(321)	1,180

Net (loss) income	$(271)	$2,146

(Loss) earnings per common share:
Basic	$(0.01)	$0.10

Diluted	$(0.01)	$0.10

Weighted-average common shares outstanding:
Basic	20,077,815	21,974,884

Diluted	20,077,815	22,106,851

See accompanying notes to condensed financial statements.

Union Drilling, Inc.

Condensed Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended March 31,
	2009	2008
Operating activities:
Net (loss) income	$(271)	$2,146
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,134	10,582
Impairment charge	1,300	—
Non-cash compensation expense	414	288
Provision for doubtful accounts	1,166	128
Gain on disposal of assets	(99)	(117)
Provision for deferred taxes	878	934
Changes in operating assets and liabilities:
Accounts receivable	15,487	(2,083)
Inventories	(195)	1
Prepaid and other assets	(9)	3,388
Accounts payable	(1,517)	(393)
Accrued expenses and other liabilities	273	167

Cash flow provided by operating activities	28,561	15,041

Investing activities:
Purchases of machinery and equipment	(30,452)	(16,320)
Proceeds from sale of machinery and equipment	147	182

Cash flow used in investing activities	(30,305)	(16,138)

Financing activities:
Borrowings on line of credit	73,413	67,303
Repayments on line of credit	(69,533)	(62,706)
Cash overdrafts	—	(2,722)
Repayments—other debt	(864)	(778)
Exercise of stock options	248	—
Purchases of treasury stock	(1,563)	—

Cash flow provided by financing activities	1,701	1,097

Net decrease in cash	(43)	—
Cash and cash equivalents at beginning of period	406	20

Cash and cash equivalents at end of period	$363	$20

See accompanying notes to condensed financial statements.

Union Drilling, Inc.

Condensed Statement of Stockholders’ Equity

(Unaudited, in thousands, except share data)

	Common Stock		Additional Paid In Capital	Retained Earnings	Treasury Stock	Total
	Shares	$
Balance at December 31, 2008	20,309,563	$220	$144,113	$69,280	$(8,900)	$204,713
Non-cash compensation	—	—	414	—	—	414
Exercise of stock options	98,722	1	247	—	—	248
Purchase of treasury stock	(285,182)	—	—	—	(1,563)	(1,563)
Net loss	—	—	—	(271)	—	(271)

Balance at March 31, 2009	20,123,103	$221	$144,774	$69,009	$(10,463)	$203,541

See accompanying notes to condensed financial statements.

UNION DRILLING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

1. Business and Basis of Presentation

Union Drilling, Inc. (“Union Drilling,” “Company” or “we”) is engaged in the business of contract land drilling and related services. The accompanying unaudited condensed financial statements relate solely to the accounts of Union Drilling, Inc. The interim period condensed financial statements, including the notes thereto, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results for a full year.

These interim period condensed financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

For all periods reported, other comprehensive income equals net income.

2. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, and as a result, the Company adopted SFAS No. 157 effective January 1, 2008 as it relates to financial assets and liabilities. The Company has no financial assets or liabilities that are recognized or disclosed at fair value in its financial statements, so the implementation of SFAS No. 157 as it relates to these assets had no material impact. In February 2008, the FASB issued FASB Staff Position SFAS No. 157-2, which deferred the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis. The implementation of SFAS No. 157 as it relates to the Company’s non-financial assets and non-financial liabilities did not have a material impact on our financial position or results of operations. See Note 4 Property, Buildings and Equipment regarding $1.3 million impairment charge recognized for one drilling rig.

In December 2007, the FASB revised SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). This Statement establishes principles and requirements for how the acquirer in a business combination: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to the Company for any business combinations for which the acquisition date is on or after January 1, 2009. The adoption of SFAS No. 141(R) did not have a material impact on our financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements in conformity with GAAP in the United States. This statement became effective on November 15, 2008. The adoption of SFAS No. 162 did not have a material effect on the financial condition or results of operations of the Company.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal activity for the asset or liability. The FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company does not believe the adoption of this FSP will materially impact the Company’s condensed financial statements.

3. Accounts Receivable

Accounts receivable consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Billed receivables	$30,428	$42,026
Unbilled receivables	396	4,394
Reserve for sales credits	(104)	(213)

Total receivables	30,720	46,207
Allowance for doubtful accounts	(2,661)	(1,495)

Net receivables	$28,059	$44,712

Unbilled receivables represent recorded revenue for contract drilling services performed that is billable by the Company at future dates based on contractual payment terms, and is anticipated to be billed and collected in the quarter following the balance sheet date.

4. Property, Buildings and Equipment

Major classes of property, buildings and equipment are as follows (in thousands):

	March 31, 2009	December 31, 2008
Land	$988	$988
Buildings	1,489	1,489
Drilling equipment	374,426	367,940
Vehicles	12,428	12,192
Furniture and fixtures	168	168
Computer equipment	664	661
Leasehold improvements	110	110
Construction in progress	47,711	37,524

	437,984	421,072
Accumulated depreciation	(156,860)	(145,315)

	$281,124	$275,757

During the three months ended March 31, 2009 and 2008, we capitalized approximately $344,000 and $215,000, respectively, of interest costs incurred during the construction periods of certain drilling equipment.

During the first quarter of 2009, oil and natural gas prices continued to decline. Our rig utilization rates and revenue trends also declined from 2008 quarters. Based on these factors, we considered whether there were indicators of impairment for certain of our property and equipment. We estimated future cash flows over the expected life of the identified long-lived assets and determined whether, on an undiscounted basis, expected cash flows exceeded the carrying value of the long-lived assets. Based on this assessment and the estimated fair value, $1.3 million of impairment was recognized related to one rig. The estimated fair value was determined using significant unobservable inputs (Level 3) based on both an income approach and a market approach. The income approach was calculated as the estimated discounted future net cash flows expected to be received from the operation of the rig over its useful life and a terminal value. The Company’s primary assumptions impacting the estimated future cash flows are (a) the utilization rate trends over the useful life of the rig, (b) revenues and operating costs per drilling day, and (c) terminal or salvage value for the rig. In the event that market conditions continue to deteriorate, the Company may be required to record additional impairment of its property and equipment in the future, and such an impairment expense, even though non-cash, could be material and negatively impact our earnings.

5. Accrued Expenses and Other Liabilities

A detail of accrued expenses and other liabilities is as follows (in thousands):

	March 31, 2009	December 31, 2008
Payroll and bonus	$3,932	$3,102
Workers’ compensation	286	604
Medical claims	762	775
Other taxes	4,090	3,582
Other	688	1,064

	$9,758	$9,127

Other taxes include sales, franchise and property taxes.

6. Debt Obligations

In March 2005, the Company entered into a Revolving Credit and Security Agreement with PNC Bank, for itself and as agent for a group of lenders. This credit facility has been amended numerous times, most recently in September 2008. The current group of lenders consist of M&I Business Credit, LLC, Capital One Leverage Finance Corp., M&T Bank and TD Bank, N.A. This credit facility matures on March 30, 2012 and provides for a $97.5 million borrowing base. Amounts outstanding under the credit facility bear interest, depending upon facility usage, at either (i) the higher of the Federal Funds Open Rate plus 75 to 125 basis points or PNC Bank’s base commercial lending rate (4.25% at March 31, 2009) or (ii) LIBOR plus 250 to 300 basis points (3.28% at March 31, 2009). Interest on outstanding loans is due monthly for domestic rate loans and at the end of the relevant interest period for LIBOR loans. Depending upon our facility usage, we are assessed an unused line fee of 37.5 to 62.5 basis points on the available borrowing capacity. The available borrowing capacity was $46.1 million as of March 31, 2009. There is a $7.5 million sublimit for letters of credit issued under this facility. If we repay and terminate the obligations under this facility, we would incur a substantial prepayment penalty.

In general, the credit facility is secured by substantially all of our assets. The liquidation value of our assets serving as collateral is determined annually by an independent appraisal, with adjustments for acquisitions and dispositions between appraisals. The credit facility contains affirmative and negative covenants and also provides for events of default typical for such an agreement. Among the affirmative covenants are requirements to maintain a specified tangible net worth and fixed charge coverage ratio. Among the negative covenants are restrictions on major corporate transactions, incurrence of indebtedness and amendments to our organizational documents. Events of default would include a change in control and any change in our operations or condition, which has a material adverse effect. As of March 31, 2009, we were in compliance with all financial covenants.

To date, the credit facility primarily has been used to pay for rig acquisitions and for our working capital requirements. Cash used for capital expenditures for the first three months of 2009 was $30.5 million, and was primarily for drilling equipment. The credit facility may also be used by the Company, subject to certain conditions, to repurchase its common stock and/or pay a cash dividend. During the first three months of 2009, treasury stock purchases totaled $1.6 million. As of March 31, 2009, we had a loan balance of $46.5 million under the credit facility, and an additional $4.8 million of the total capacity had been utilized to support our letter of credit requirement. As of December 31, 2008, $42.6 million was outstanding under our credit facility and $3.5 million of the total capacity had been utilized to support our letter of credit requirement.

In addition, the Company has entered into various equipment-specific financing agreements with several third-party financing institutions. The terms of these agreements range from 12 to 60 months. As of March 31, 2009 and December 31, 2008, the total outstanding balance under these arrangements was $4.2 million and $5.1 million, respectively, and is classified, according to payment date, in current portion of notes payable for equipment and long-term notes payable for equipment in the accompanying condensed balance sheets. The stated interest rates on these borrowings range from zero percent to 7.6%.

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

The Company’s 2006 U.S. federal income and employment tax returns are currently under examination by the I.R.S. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in our tax provisions and accruals. The final outcome is not determinable at this time.

8. Stockholders’ Equity

At March 31, 2009, the number of authorized shares of common and preferred stock was 75,000,000 and 100,000 shares, respectively, of which 20,123,103 and zero were outstanding, and 1,807,314 and zero were reserved for future issuance under our existing equity plans.

9. Earnings Per Common Share

The following table presents a reconciliation of the numerators and denominators of basic earnings per share and diluted earnings per share computations as required by SFAS No. 128 (in thousands, except share and per share data):

	Three Months Ended March 31,
	2009	2008
Net (loss) income	$(271)	$2,146

Weighted average shares outstanding	20,077,815	21,974,884
Incremental shares from assumed conversion of stock options	—	131,967

Weighted average and assumed incremental shares	20,077,815	22,106,851

(Loss) earnings per share:
Basic	$(0.01)	$0.10

Diluted	$(0.01)	$0.10

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

For the three months ended March 31, 2009 and 2008, the Company recorded stock-based compensation expense of approximately $429,000 ($308,000, net of tax) and $257,000 ($194,000, net of tax), respectively, which is included in general and administrative expense. Total unamortized stock-based compensation was $4.7 million at March 31, 2009, and will be recognized over a weighted average service period of 3.5 years.

Stock options. Options typically vest over a three or four year period commencing on the first anniversary of the grant date and, unless earlier exercised or forfeited, expire on the tenth anniversary of the grant date. A summary of stock option activity for the three months ended March 31, 2009 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2008	879,890	$10.40
Exercised	(98,722)	2.51

Outstanding at March 31, 2009	781,168	$11.39	6.9	$—

Options exercisable at March 31, 2009	409,555	$10.95	5.7	$—

No options were granted during the three months ended March 31, 2009.

New shares of common stock are issued to satisfy options exercised. Cash received from the exercise of options for the three months ended March 31, 2009 was approximately $248,000. The total intrinsic value of options exercised during the three months ended March 31, 2009 was approximately $37,000.

A summary of options outstanding as of March 31, 2009, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Years of Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$3.80 to $7.02	199,474	5.6	$4.22	121,937	$3.90
$12.75 to $15.60	581,694	7.3	$13.85	287,618	$13.94

	781,168			409,555

Restricted stock awards. As of March 31, 2009, 264,774 restricted stock units were outstanding. During the three months ended March 31, 2009, no stock awards were granted and no stock awards vested or were forfeited.

Employee retirement plan

The Company has a 401(k) plan available to substantially all of its employees. Company contributions to the plan are discretionary. The Company incurred employee matching contributions of approximately $128,000 and $144,000 during the three months ended March 31, 2009 and 2008, respectively.

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

At March 31, 2009 and December 31, 2008, the threshold amounts were $36.1 million and $35.2 million, respectively. These amounts are determined based upon cash invested in UDC (and invested by UDC in the Company’s stock) plus a compounded annual return of 10% less cash returned to investors. During the three months ended March 31, 2009, approximately $15,000 of compensation cost reversals were recognized as a result of the decrease in the market value of the Company’s stock price during the first quarter of 2009. During the three months ended March 31, 2008, approximately $32,000 of compensation costs were recognized as a result of the fair value of the assets owned by UDC exceeding the threshold. These amounts were classified as general and administrative expense.

The defined participants in this arrangement would be entitled to up to 22.5% of the value realized in excess of the threshold amount. Our CEO is entitled to approximately 1% of the 22.5%.

11. Income Taxes

Income tax benefit for the three months ended March 31, 2009 was $321,000, which is an effective rate of 54.2% of pre-tax book loss. This rate differs from the statutory rate of 35% primarily due to state income taxes and permanent book/tax differences associated with the 50% deduction limitation on per diem payments for meals, the domestic manufacturing deduction and non-cash compensation. Income tax expense for the three months ended March 31, 2008 was $1.2 million, which is an effective rate of 35.5% of pre-tax book income.

At March 31, 2009 and December 31, 2008, we had approximately $58,000 and $438,000, respectively, of unrecognized tax benefits, as defined by FASB Interpretation No. 48, of which approximately $37,000 would affect our effective tax rate if recognized. Such amounts are carried as other long-term liabilities.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2008	$438
Reductions for tax positions of prior years	(298)
Increases for tax positions of current year	5
Settlements	(87)

Balance at March 31, 2009	$58

Interest and penalties related to uncertain tax positions are classified as interest expense and general and administrative costs, respectively. During the three months ended March 31, 2009 and 2008, the Company recognized approximately $104,000 reversals and $55,000, respectively, in interest and penalty expense related to unrecognized tax benefits. As of March 31, 2009 and December 31, 2008, the Company had approximately zero and $104,000, respectively, of interest and penalties accrued in relation to uncertain tax positions. It is reasonably possible that within the next 12 months, we may resolve some or all of the uncertain tax positions as a result of negotiations with taxing authorities which would result in a decrease in unrecognized tax.

The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions. The tax years 2005 to 2007 remain open to examination by the major taxing jurisdictions to which we are subject. In addition, tax years 1999, 2000, 2002 and 2003 remain open due to utilized losses in some jurisdictions in subsequent years. The Company’s 2006 U.S. federal return is currently under examination by the I.R.S. Although the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than the Company’s accrued positions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition and results of operations (“MD&A”) section of our Quarterly Report on Form 10-Q discusses our results of operations, liquidity and capital resources, and certain factors that may affect our future results, including economic and industry-wide factors. You should read this MD&A in conjunction with our condensed financial statements and accompanying notes included under Part I, Item 1, of this Quarterly Report, as well as with our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

Company Overview

Union Drilling, Inc. (“Union Drilling,” “Company” or “we”) provides contract land drilling services and equipment, primarily to natural gas producers. We presently focus our operations in selected natural gas production regions in the United States, primarily the Appalachian and Arkoma Basins, as well as the Fort Worth Basin’s Barnett Shale formation. In addition to our drilling rigs, we provide the drilling crews and most of the ancillary equipment needed to operate our drilling rigs. We do not invest in oil and natural gas properties.

We commenced operations in 1997 with 12 drilling rigs and related equipment acquired from an entity providing contract drilling services under the name “Union Drilling.” Through a combination of acquisitions and new rig construction, we have increased the size of our fleet to 71 marketed land drilling rigs. In addition, to enhance our ability to serve our markets, we have invested significant capital to upgrade other rigs in our fleet for underbalanced and horizontal drilling. These investments have positioned our fleet to capitalize on our customers’ unconventional formation exploration and development activity.

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

The following table summarizes management’s key indicators of financial performance for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008
Revenue days	3,039	3,691
Average number of marketed rigs	71.0	71.0
Marketed rig utilization rates	47.6%	57.1%
Revenue per revenue day	$17,867	$17,361
Operating expenses per revenue day	$11,440	$11,736

Critical Accounting Policies and Estimates

Revenue and cost recognition – We generate revenue principally by drilling wells for natural gas producers under daywork or footage contracts, which provide for the drilling of single or multiple well projects. Revenues on daywork contracts are recognized based on the days worked at the dayrate each contract specifies. Mobilization fees are recognized as the related drilling services are provided. We recognize revenues on footage contracts based on the footage drilled for the applicable accounting period. Expenses are recognized based on the costs incurred during that same accounting period.

Accounts receivable– We evaluate the creditworthiness of our customers based on their financial information, if available, information obtained from major industry suppliers, and our past experiences with the customer. In some instances, we require new customers to establish escrow accounts or make prepayments. We typically invoice our customers semimonthly during the performance of daywork contracts and upon completion of the daywork contract. Footage contracts are invoiced upon completion of the contract. Our contracts generally provide for payment of invoices in 30 days. We established an allowance for doubtful accounts of approximately $2.7 million and $1.5 million at March 31, 2009 and December 31, 2008, respectively. Any allowance established is subject to judgment and estimates made by management. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, our assessment of our customers’ current abilities to pay obligations to us and the condition of the general economy and the oil and gas industry as a whole. We write off specific accounts receivable when they become uncollectible.

At March 31, 2009 and December 31, 2008, our unbilled receivables, excluding the reserve for sales credits, totaled $396,000 and $4.4 million, respectively, all of which relates to the revenue recognized, but not yet billed, on daywork and footage contracts in progress at March 31, 2009 and December 31, 2008, respectively. The $4.0 million decrease at March 31, 2009 compared to December 31, 2008 is primarily due to increased progress billings, in addition to a $1 million contract settlement payment we received in January 2009. As of March 31, 2009 and December 31, 2008, the reserve for sales credits was approximately $104,000 and $213,000, respectively.

Asset impairments – We assess the impairment of property and equipment whenever events or circumstances indicate that the asset’s carrying value may not be recoverable. In connection with this review, assets are grouped at the lowest level at which identifiable cash flows are largely independent of other asset groupings. The cyclical nature of our industry has resulted in fluctuations in rig utilization over periods of time. Management believes that the contract drilling business will continue to be highly cyclical and rig utilization will accordingly fluctuate. Based on management’s expectations of future trends, we estimate future cash flows over the life of the respective assets in our assessment of impairment. These estimates of cash flows are based on historical cyclical trends in the oil and gas industry as well as management’s expectations regarding the continuation of these trends in the future. Factors that we consider important and which could trigger an impairment review would be any significant negative trends in the industry or the general economy, our contract revenue rates, our rig utilization rates, cash flows generated from operating our drilling rigs, existence of term drilling contracts, current and future oil and natural gas prices, industry analysts’ outlook for the oil and gas industry and their view of our customers’ access to capital and the trends in the price of used drilling equipment observed by our management. If a review of our drilling rigs indicates that our carrying value exceeds the estimated undiscounted future cash flows, we are required under applicable accounting standards to write down the drilling equipment to its fair value based on probability-weighted cash flows.

During the first quarter of 2009, oil and natural gas prices continued to decline. Our rig utilization rates and revenue trends also declined from 2008 quarters. Based on these factors, we considered whether there were indicators of impairment for certain of our property and equipment. We estimated future cash flows over the expected life of the identified long-lived assets and determined whether, on an undiscounted basis, expected cash flows exceeded the carrying value of the long-lived assets. Based on this assessment and the estimated fair value, $1.3 million of impairment was recognized related to one rig. The estimated fair value was determined using significant unobservable inputs (Level 3) based on both an income approach and a market approach. The income approach was calculated as the estimated discounted future net cash flows expected to be received from the operation of the rig over its useful life and a terminal value. The Company’s primary assumptions impacting the estimated future cash flows are (a) the utilization rate trends over the useful life of the rig, (b) revenues and operating costs per drilling day, and (c) terminal or salvage value for the rig. In the event that market conditions continue to deteriorate, the Company may be required to record additional impairment of its property and equipment in the future, and such an impairment expense, even though non-cash, could be material and negatively impact our earnings.

Accrued workers’ compensation – The Company accrues for costs under its workers’ compensation insurance program in accrued expenses and other liabilities. We have a deductible of $100,000 per covered accident under our workers’ compensation insurance. Our insurance policy requires us to maintain a letter of credit to cover our deductible payments. As of March 31, 2009 and December 31, 2008, we satisfied this requirement with letters of credit totaling $4.8 million and $3.5 million, respectively. Our borrowing capacity under our revolving credit agreement with our banks has been reduced by the same amount. We accrue for these costs as claims are incurred based on cost estimates established for each claim by the insurance companies providing the administrative services for processing the claims, including estimates for incurred but not reported claims, claims paid directly by us, administrative costs associated with these claims and our historical experience with these types of claims. Some of our employees, primarily those engaged in our Texas field operations, are considered to be “shared employees.” Under this arrangement, we pay a fee for certain human resource functions, including the workers’ compensation and payroll liabilities, to be assumed by the third-party professional employer organization. In addition, we accrue on a monthly basis the estimated workers’ compensation premium payable to Ohio, a monopolistic state.

Stock-based compensation – Compensation cost resulting from share-based payment awards are measured at fair value and recognized in general and administrative expense on a straight line basis over the requisite service period for the entire award. The amount of compensation cost recognized at any date is at least equal to the portion of the grant-date value of the award that is vested at that date. For the three months ended March 31, 2009 and 2008, the Company recorded stock-based compensation expense of approximately $429,000 ($308,000, net of tax) and $257,000 ($194,000, net of tax), respectively. Total unamortized stock-based compensation was $4.7 million at March 31, 2009 and will be recognized over a weighted average service period of 3.5 years.

The fair value of stock options granted is estimated using the Black-Scholes option valuation model based on assumptions for the risk-free interest rate, expected life of the option, dividend yield and volatility of our stock price. Volatility is based upon price performance of the Company and a peer company, as the Company does not have a sufficient historical price base to determine potential volatility over the term of the issued options. No stock options were granted during the three months ended March 31, 2009. The fair value of restricted stock or restricted stock units is the closing market price of the Company’s stock on the award grant date. No restricted stock or restricted stock units were granted during the three months ended March 31, 2009.

New shares of common stock are issued to satisfy options exercised. Cash received from the exercise of options during the three months ended March 31, 2009 was approximately $248,000. Any tax benefit realized from stock option exercises is included as a cash inflow from financing activities on the condensed statements of cash flows.

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

Statements of Operations Analysis

The following table provides selected information about our operations for the three months ended March 31, 2009 and 2008 (in thousands).

	Three Months Ended March 31,
	2009	2008
Revenues	$54,297	$64,078

Operating expenses	34,766	43,317

Depreciation and amortization	11,134	10,582
Impairment charge	1,300	—
General and administrative expense	7,734	6,794
Interest expense, net	78	209
Other income and gain on disposal of assets	123	150

Revenues. Our revenues decreased by $9.8 million, or 15%, in the three months ended March 31, 2009 compared to the same period in 2008. As natural gas prices continued to decline during the first quarter of 2009, customer demand for drilling services decreased, and we experienced a drop in our marketed rig utilization, from 57.1% in the first quarter of 2008 to 47.6% in the first quarter of 2009. This decline in demand primarily affected certain of our smaller rigs and caused our revenue days to decrease from 3,691 days in the first quarter of 2008 to 3,039 days during the first quarter of 2009, which negatively impacted our revenues by $11.6 million. This decrease to revenues was partially offset by a slight increase in revenue per revenue day, from $17,361 per day during the first quarter of 2008 to $17,867 per day during the same period in 2009. This improvement in revenue per day was attributable to the decreased production of our smaller rigs, which earn a lower dayrate than our larger producing rigs.

Operating expenses. Our operating expenses during the three months ended March 31, 2009 decreased $8.6 million, or 20%, compared to the three months ended March 31, 2008. The decrease in operating expenses is primarily related to the decrease in marketed rig utilization. Employment costs, fuel, supplies and repairs and maintenance costs decreased as a result of having a greater number of idled rigs compared to the prior year’s quarter.

Depreciation and amortization. Our depreciation and amortization expense increased $552,000, or 5% during the three months ended March 31, 2009, compared to the same period in 2008. The increase in 2009 compared to 2008 was due to the increase in depreciable assets during the last nine months of 2008 and first three months of 2009 as a result of rig purchases and capital equipment upgrades added to our fleet as part of our 2008 capital spending program to enhance our fleet capabilities.

Impairment charge. During the three months ended March 31, 2009, a $1.3 million impairment charge was recognized related to one rig.

General and administrative expenses. Our general and administrative expenses increased by $940,000, or 14%, during the three months ended March 31, 2009 compared to the three months ended March 31, 2008. This increase is primarily due to a $1.0 million increase in the provision for uncollectible receivables.

Interest expense, net. The $131,000 decrease in interest expense for the three months ended March 31, 2009 compared to the same period in 2008 was attributable to several factors. During the three months ended March 31,

2009 and 2008, we capitalized approximately $344,000 and $215,000, respectively, of interest costs incurred during the construction periods of certain drilling equipment, thus decreasing interest expense by $129,000 over the prior year period. In addition, we experienced decreased interest expense related to the amortization for loan costs, interest on financed assets and interest costs reversals related to reductions of unrecognized tax benefits. These decreases to our interest expense were offset by a $174,000 increase in interest on our revolving credit facility due to the increase in the average balance of our facility from $12.0 million for the first quarter of 2008 to $45.7 million for the first quarter of 2009.

Other income and gain on disposal of assets. Other income and gain on disposal of assets decreased by approximately $27,000 for the first quarter of 2009 compared to the first quarter of 2008 primarily due to the excess of net gains on disposition of various assets no longer used in current operations during the first quarter of 2008 over the first quarter of 2009.

Taxes. Our effective income tax rate of 54.2% and 35.5% for the three months ended March 31, 2009 and 2008, respectively, differs from the federal statutory rate of 35% due to state income taxes and permanent book/tax differences associated with the 50% deduction limitation on per diem meals expense and stock-based compensation. The decrease in income taxes for the three months ended March 31, 2009 as compared to the same period in 2008 is primarily due to the decrease in pre-tax income in 2009 compared to 2008.

The Company’s 2006 U.S. federal income and employment tax returns are currently under examination by the I.R.S. Although we believe our tax estimates are reasonable, the final determination of tax audits could be materially different than that which is reflected in our tax provisions and accruals.

Liquidity and Capital Resources

Our operations have historically generated sufficient cash flow to meet our requirements for debt service and equipment expenditures (excluding major business and asset acquisitions). Cash flow provided by operating activities during the first three months of 2009 was $28.6 million compared to $15.0 million during the first three months of 2008. This $13.6 million increase in cash flow from operating activities was primarily due to an increase in customer accounts receivable collections as a result of increased progress billings. For the first three months of 2009, net income plus depreciation and amortization was $10.9 million compared to $12.7 million for the same period in 2008.

Our cash flow from operations was primarily used to invest in new machinery and equipment. During the first three months of 2009 and 2008, cash used in investing activities totaled $30.3 million and $16.1 million, respectively.

Cash flow provided by financing activities was $1.7 million and $1.1 million in the first three months of 2009 and 2008, respectively. Net borrowings on our revolving credit facility during the three months ended March 31, 2009 and 2008 were $3.9 million and $4.6 million, respectively. Net repayments on notes payable for equipment were $864,000 and $778,000 for the three months ended March 31, 2009 and 2008, respectively. In addition, during the three months ended March 31, 2009, treasury stock was repurchased for approximately $1.6 million.

We presently believe cash generated by our operations, periodic sales of retired assets and our ability to borrow under our credit facility should allow us to meet our financial obligations for the foreseeable future.

Given the unprecedented conditions currently occurring in the global credit and financial markets, it is possible further adverse global events beyond our ability to predict or control could occur. Our liquidity has not been materially affected by these recent global events and we presently do not expect our liquidity to be materially adversely impacted going forward. We intend to continuously monitor events surrounding the five banks in the lending group under our credit facility. While to date we have not experienced any problems accessing funds under our credit facility, we cannot accurately predict whether any further deterioration in global credit markets would impact us. For example, if a lender participating in our credit facility were not able to provide its committed funding, it is possible our liquidity could be adversely affected. Similarly, our customers are affected by these global economic conditions. If certain of our customers were to experience significant or prolonged credit restraints, this could cause them to curtail their drilling programs. Consequently, our cash flow from operations could be adversely affected, thus impacting our liquidity. Our cash flow from operations can also be negatively impacted when customers request extended payment terms or seek bankruptcy protection.

Sources of Capital Resources

In March 2005, the Company entered into a Revolving Credit and Security Agreement with PNC Bank, for itself and as agent for a group of lenders. This credit facility has been amended numerous times, most recently in September 2008. The current group of lenders consist of M&I Business Credit, LLC, Capital One Leverage Finance Corp., M&T Bank and TD Bank, N.A.. This credit facility matures on March 30, 2012 and provides for a $97.5 million borrowing base. Amounts outstanding under the credit facility bear interest, depending upon facility usage, at either (i) the higher of the Federal Funds Open Rate plus 75 to 125 basis points or PNC Bank’s base commercial lending rate (4.25% at March 31, 2009) or (ii) LIBOR plus 250 to 300 basis points (3.28% at March 31, 2009). Interest on outstanding loans is due monthly for domestic rate loans and at the end of the relevant interest period for LIBOR loans. Depending upon our facility usage, we are assessed an unused line fee of 37.5 to 62.5 basis points on the available borrowing capacity. The available borrowing capacity was $46.1 million as of March 31, 2009. There is a $7.5 million sublimit for letters of credit issued under this facility. If we repay and terminate the obligations under this facility, we would be liable for a substantial prepayment penalty.

In general, the credit facility is secured by substantially all of our assets. The liquidation value of our assets serving as collateral is determined annually by an independent appraisal, with adjustments for acquisitions and dispositions between appraisals. The credit facility contains affirmative and negative covenants and also provides for events of default typical for such an agreement. Among the affirmative covenants are requirements to maintain a specified tangible net worth and fixed charge coverage ratio. Among the negative covenants are restrictions on major corporate transactions, incurrence of indebtedness and amendments to our organizational documents. Events of default would include a change in control and any change in our operations or condition, which has a material adverse effect. As of March 31, 2009, we were in compliance with all financial covenants.

To date, the credit facility primarily has been used to pay for rig acquisitions and for our working capital requirements. Borrowings used for capital expenditures for the first three months of 2009 were $30.5 million, and was primarily for drilling equipment acquisitions. The credit facility may also be used by the Company, subject to certain conditions, to repurchase its common stock and/or pay a cash dividend. During the first three months of 2009, treasury stock purchases totaled $1.6 million. As of March 31, 2009, we had a loan balance of $46.5 million under the credit facility, and an additional $4.8 million of the total capacity had been utilized to support our letter of credit requirement. As of December 31, 2008, $42.6 million was outstanding under our credit facility and $3.5 million of the total capacity had been utilized to support our letter of credit requirement.

In addition, the Company has entered into various equipment-specific financing agreements with several third-party financing institutions. The terms of these agreements range from 12 to 60 months. As of March 31, 2009 and December 31, 2008, the total outstanding balance under these arrangements was $4.2 million and $5.1 million, respectively, and is classified, according to payment date, in current portion of notes payable for equipment and long-term notes payable for equipment in the accompanying condensed balance sheets. The stated interest rates on these borrowings range from zero percent to 7.6%.

Uses of Capital Resources

For the three months ended March 31, 2009 and 2008, the additions to our property and equipment consisted of the following (in thousands):

	Three Months Ended March 31,
	2009	2008
Buildings	$17	$29
Drilling equipment	17,687	15,315
Vehicles	114	976
Computer equipment	3	—

Property and equipment additions	17,821	16,320
Plus adjustments for non-cash transactions:
Cash paid in current quarter for prior quarter accruals	13,824	—
Current quarter accruals	(1,193)	—

Cash used for purchases of machinery and equipment	$30,452	$16,320

For the three months ended March 31, 2009, cash used in investing activities includes $13.8 million in payments for capital expenditures accrued as of December 31, 2008 and excludes $1.2 million for capital expenditures accrued or invoices not yet paid as of March 31, 2009.

Additions to drilling equipment during the three months ended March 31, 2009 includes approximately $14.1 million for progress payments related to four rigs received in April 2009. As of April 30, 2009, three of these rigs were in-service and the fourth rig is expected to be placed in service in May 2009.

Working Capital

Our working capital was $18.1 million and 20.6 million at March 31, 2009 and December 31, 2008, respectively. Our current ratio, which we calculate by dividing our current assets by our current liabilities, was 1.7 at March 31, 2009 compared to 1.5 at December 31, 2008.

The changes in the components of our working capital were as follows (in thousands):

	March 31, 2009	December 31, 2008	Change
Cash and cash equivalents	$363	$406	$(43)
Accounts receivable	28,059	44,712	(16,653)
Inventories	1,731	1,536	195
Prepaid expenses, deposits and other receivables	11,672	11,617	55
Deferred taxes	394	406	(12)

Current assets	42,219	58,677	(16,458)

Accounts payable	11,213	25,361	(14,148)
Current portion of notes payable for equipment	2,709	3,126	(417)
Current portion of customer advances	477	484	(7)
Accrued expenses and other liabilities	9,758	9,127	631

Current liabilities	24,157	38,098	(13,941)

Working capital	$18,062	$20,579	$(2,517)

The $16.7 million decrease in our accounts receivable at March 31, 2009 from December 31, 2008 was due primarily to the decrease in revenues during the first quarter of 2009 compared to the fourth quarter of 2008.

The $14.1 million decrease in accounts payable was primarily due to the payment in the first quarter of 2009 of capital expenditures accrued during the fourth quarter of 2008.

Accrued expenses and other liabilities increased $631,000 at March 31, 2009 from December 31, 2008 primarily due to the increase in accrued payroll and bonus expense and other taxes, which are paid annually.

Long-term Debt

Our long-term debt at March 31, 2009 and December 31, 2008 consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Revolving credit facility	$46,525	$42,645
Notes payable for equipment financed	4,236	5,100

	50,761	47,745
Less current installments	(2,709)	(3,126)

	$48,052	$44,619

Contractual Obligations

At March 31, 2009, the Company had purchase commitments of approximately $2.3 million related to four rigs under construction and subsequently delivered in April 2009. As of April 30, 2009, all progress payments had been made.

Inflation

Beginning in the second half of 2008, the Company experienced some inflationary pressures related to salaries of field personnel, certain material and equipment costs and fuel expense. Management believes modest inflationary pressure will continue in some areas throughout 2009, but, overall, does not believe inflation will have a significant effect on the Company.

Off Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, and as a result, the Company adopted SFAS No. 157 effective January 1, 2008 as it relates to financial assets and liabilities. The Company has no financial assets or liabilities that are recognized or disclosed at fair value in its financial statements, so the implementation of SFAS No. 157 as it relates to these assets had no material impact. In February 2008, the FASB issued FASB Staff Position SFAS No. 157-2, which deferred the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis. The implementation of SFAS No. 157 as it relates to the Company’s non-financial assets and non-financial liabilities did not have a material impact on our financial position or results of operations.

In December 2007, the FASB revised SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). This Statement establishes principles and requirements for how the acquirer in a business combination: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to the Company for any business combinations for which the acquisition date is on or after January 1, 2009. The adoption of SFAS No. 141(R) did not have a material impact on our financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements in conformity with GAAP in the United States. This statement became effective on November 15, 2008. The adoption of SFAS No. 162 did not have a material effect on the financial condition or results of operations of the Company.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal activity for the asset or liability. The FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company does not believe the adoption of this FSP will materially impact the Company’s condensed financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk exposure related to changes in interest rates on our revolving credit facility, which provides for interest on borrowings at a floating rate. At March 31, 2009, we had $46.5 million outstanding debt on our revolving credit facility. Assuming no change in the net principal balance, a hypothetical increase or decrease of 100 basis points in the interest rate would have a corresponding decrease or increase in our annual pre-tax income of approximately $465,000.

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

As of March 31, 2009, an evaluation was carried out under the supervision and with the participation of our management, including the CEO and the CFO, of the effectiveness of the design and operation of our disclosure controls. Based upon that evaluation, the CEO and the CFO concluded that, as of such date, the design and operation of these disclosure controls were effective to accomplish their objectives at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Refer to Note 7 “Commitments and Contingencies” of the financial statements for information on legal proceedings.

ITEM 1A.	RISK FACTORS

There have been no material changes during the quarter ended March 31, 2009 in our “Risk Factors” as discussed in detail in our 2008 Annual Report on Form 10-K. The risks described in our Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may, especially in a volatile economic environment, materially adversely affect our business, financial condition and/or operating results.

Items 2, 3, 4 and 5 are not applicable and have been omitted.

ITEM 6.	EXHIBITS

A list of the exhibits required by Item 601 of Regulation S-K to be filed as a part of this report is set forth in the Index to Exhibits on page 24, which immediately precedes such exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNION DRILLING, INC.

/s/ A.J. Verdecchia
A.J. Verdecchia
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Dated: May 4, 2009

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