Form 10-Q
period 2009-06-30
UNION DRILLING INC
filed 2009-08-04
CIK 1133260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of August 3, 2009, there were 25,123,103 shares of common stock, par value $0.01 per share, of the registrant issued and 23,123,103 shares outstanding.

UNION DRILLING, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Union Drilling, Inc.

Condensed Balance Sheets

(in thousands, except share data)

	June 30, 2009	December 31, 2008
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$15	$406
Accounts receivable (net of allowance for doubtful accounts of $2,723 and $1,495 at June 30, 2009 and December 31, 2008, respectively)	20,399	44,712
Inventories	1,934	1,536
Income tax recoverable	12,024	7,607
Prepaid expenses, deposits and other receivables	2,300	4,010
Deferred taxes	394	406

Total current assets	37,066	58,677

Intangible assets (net of accumulated amortization of $467 and $412 at June 30, 2009 and December 31, 2008, respectively)	1,733	1,788
Property, buildings and equipment (net of accumulated depreciation of $170,419 and $145,315 at June 30, 2009 and December 31, 2008, respectively)	271,888	275,757
Other assets	294	383

Total assets	$310,981	$336,605

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$5,976	$25,361
Current portion of notes payable for equipment	608	3,126
Current portion of customer advances	138	484
Accrued expense and other liabilities	6,547	9,127

Total current liabilities	13,269	38,098

Revolving credit facility	23,993	42,645
Long-term notes payable for equipment	297	1,974
Deferred taxes	50,915	48,633
Other long-term liabilities	117	542

Total liabilities	88,591	131,892

Stockholders’ equity:
Common stock, par value $.01 per share; 75,000,000 shares authorized; 25,123,103 shares and 22,024,381 shares issued at June 30, 2009 and December 31, 2008, respectively	251	220
Additional paid in capital	168,493	144,113
Retained earnings	64,109	69,280
Treasury stock; 2,000,000 shares and 1,714,818 shares at June 30, 2009 and December 31, 2008, respectively	(10,463)	(8,900)

Total stockholders’ equity	222,390	204,713

Total liabilities and stockholders’ equity	$310,981	$336,605

See accompanying notes to condensed financial statements.

Union Drilling, Inc.

Condensed Statements of Operations

(Unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues
Total revenues	$38,872	$75,389	$93,169	$139,467

Cost and expenses
Operating expenses	25,557	49,052	60,323	92,369
Depreciation and amortization	12,318	11,082	23,452	21,664
Impairment charge	1,629	—	2,929	—
General and administrative	6,047	7,960	13,781	14,754

Total cost and expenses	45,551	68,094	100,485	128,787

Operating (loss) income	(6,679)	7,295	(7,316)	10,680

Interest expense, net	(291)	(291)	(369)	(500)
Gain (loss) on disposal of assets	12	(1,031)	111	(914)
Other income	42	56	66	89

(Loss) income before income taxes	(6,916)	6,029	(7,508)	9,355

Income tax (benefit) expense	(2,016)	2,657	(2,337)	3,837

Net (loss) income	$(4,900)	$3,372	$(5,171)	$5,518

(Loss) earnings per common share:
Basic	$(0.24)	$0.15	$(0.25)	$0.25

Diluted	$(0.24)	$0.15	$(0.25)	$0.25

Weighted-average common shares outstanding:
Basic	20,815,411	22,008,065	20,448,650	21,991,475

Diluted	20,815,411	22,194,810	20,448,650	22,153,999

See accompanying notes to condensed financial statements.

Union Drilling, Inc.

Condensed Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended June 30,
	2009	2008
Operating activities:
Net (loss) income	$(5,171)	$5,518
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,452	21,664
Impairment charge	2,929	—
Non-cash compensation expense	949	641
Provision for doubtful accounts	1,228	664
(Gain) loss on disposal of assets	(111)	914
Provision for deferred taxes	2,161	3,106
Excess tax benefits from share-based payment arrangements	—	(142)
Changes in operating assets and liabilities:
Accounts receivable	23,085	(6,118)
Inventories	272	(481)
Prepaid and other assets	(2,618)	3,169
Accounts payable	(7,182)	6,309
Accrued expenses and other liabilities	(3,218)	313

Cash flow provided by operating activities	35,776	35,557

Investing activities:
Purchases of machinery and equipment	(36,209)	(47,654)
Proceeds from sale of machinery and equipment	258	545

Cash flow used in investing activities	(35,951)	(47,109)

Financing activities:
Borrowings on line of credit	120,584	149,247
Repayments on line of credit	(139,236)	(134,131)
Cash overdrafts	732	(2,345)
Repayments—other debt	(4,195)	(1,559)
Exercise of stock options	248	195
Purchases of treasury stock	(1,563)	142
Proceeds from stock offering, net of issue costs	23,214	—

Cash flow (used in) provided by financing activities	(216)	11,549

Net decrease in cash	(391)	(3)
Cash and cash equivalents at beginning of period	406	20

Cash and cash equivalents at end of period	$15	$17

See accompanying notes to condensed financial statements.

Union Drilling, Inc.

Condensed Statement of Stockholders’ Equity

(Unaudited, in thousands, except share data)

	Common Stock		Additional Paid In Capital	Retained Earnings	Treasury Stock	Total
	Shares	$
Balance at December 31, 2008	20,309,563	$220	$144,113	$69,280	$(8,900)	$204,713
Non-cash compensation	-	-	949	-	-	949
Exercise of stock options	98,722	1	247	-	-	248
Purchase of treasury stock	(285,182)	-	-	-	(1,563)	(1,563)
Issuance of common shares, net of $1,536 issue costs	3,000,000	30	23,184	—	—	23,214
Net loss	—	—	—	(5,171)	—	(5,171)

Balance at June 30, 2009	23,123,103	$251	$168,493	$64,109	$(10,463)	$222,390

See accompanying notes to condensed financial statements.

UNION DRILLING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

1.	Business and Basis of Presentation

Union Drilling, Inc. (“Union Drilling,” “Company” or “we”) is engaged in the business of contract land drilling and related services. The accompanying unaudited condensed financial statements relate solely to the accounts of Union Drilling, Inc. The interim period condensed financial statements, including the notes thereto, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results for a full year.

These interim period condensed financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

For all periods reported, other comprehensive income equals net income.

2.	Recent Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position SFAS No. 157-2 (“FSP SFAS No. 157-2”), which deferred the effective date of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”) to fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in an entity’s financial statements on a non-recurring basis. The Company elected a partial deferral of SFAS No. 157 for all instruments within the scope of FSP SFAS No. 157-2.

SFAS No. 157 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1:	Observable inputs such as quoted prices for identical assets or liabilities in active markets
Level 2:	Other inputs that are observable directly or indirectly, such as quoted prices for similar assets or liabilities or market-corroborated inputs
Level 3:	Unobservable inputs for which there is little or no market data and which require us to develop our own assumptions about how market participants would price the assets or liabilities

The implementation of FSP SFAS No. 157-2 on January 1, 2009 as it relates to the Company’s non-financial assets and non-financial liabilities that are recognized or disclosed at fair value on a non-recurring basis did not have a material impact on our financial position or results of operations. See Note 4 Property, Buildings and Equipment regarding the $1.6 million and $2.9 million impairment charge recognized on certain long-lived assets for the three and six months ended June 30, 2009, respectively.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). This Statement establishes principles and requirements for how the acquirer in a business combination: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to the Company for any business combinations for which the acquisition date is on or after January 1, 2009. The adoption of SFAS No. 141(R) did not have a material impact on our financial position or results of operations.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Disclosure of Fair Value of Financial Instruments in Interim Statements” (“FSP FAS 107-1 and APB 28-1”) which requires that disclosures concerning the fair value of financial instruments be presented in interim as well as annual financial statements. FSP FAS 107-1 and APB 28-1 is prospectively effective for financial statements issued for interim periods ending after June 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 required additional disclosures regarding financial instruments (as shown below); however, it did not impact results of operations or financial condition.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). This Statement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The requirements of SFAS No. 165 is to be applied to interim or annual financial periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material effect on the financial condition or results of operations of the Company.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”). This statement states that the FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”). This statement is effective for interim and annual periods ending after September 15, 2009. Once the Codification is in effect, all of its content will carry the same level of authority, effectively superceding SFAS No. 162. The Company does not believe the adoption of SFAS No. 168 will have a material effect on the financial condition or results of operations of the Company.

3.	Accounts Receivable

Accounts receivable consist of the following (in thousands):

	June 30, 2009	December 31, 2008

Billed receivables	$22,921	$42,026
Unbilled receivables	328	4,394
Reserve for sales credits	(127)	(213)

Total receivables	23,122	46,207
Allowance for doubtful accounts	(2,723)	(1,495)

Net receivables	$20,399	$44,712

Unbilled receivables represent recorded revenue for contract drilling services performed that is billable by the Company at future dates based on contractual payment terms, and is anticipated to be billed and collected in the quarter following the balance sheet date.

4.	Property, Buildings and Equipment

Major classes of property, buildings and equipment are as follows (in thousands):

	June 30, 2009	December 31, 2008

Land	$988	$988
Buildings	1,613	1,489
Drilling equipment	420,993	367,940
Vehicles	12,223	12,192
Furniture and fixtures	168	168
Computer equipment	664	661
Leasehold improvements	110	110
Construction in progress	5,548	37,524

	442,307	421,072
Accumulated depreciation	(170,419)	(145,315)

	$271,888	$275,757

During the six months ended June 30, 2009 and 2008, we capitalized $543,000 and $399,000, respectively, of interest costs incurred during the construction periods of certain drilling equipment.

Given the continued uncertainty of when a sustained recovery for our industry will occur and given no improvements in the price of natural gas or in the utilization rates of our rigs since last quarter, we performed an updated impairment analysis as of June 30, 2009 to determine if additional impairment charges were necessary related to our long-lived assets, including certain of our property and equipment. We estimated future cash flows over the estimated life of the identified long-lived assets and determined whether, on an undiscounted basis, estimated cash flows exceeded the carrying value of the long-lived assets. Based on this assessment and the estimated fair value of the underlying asset groups, $1.6 million and $2.9 million of impairment was recognized for the three and six months ended June 30, 2009, respectively, related to certain long-lived assets. Estimated fair value was determined using significant unobservable inputs (Level 3) based on both an income approach and a market approach. The income approach was calculated as the estimated discounted future net cash flows assumed to be received from the operation of the asset over its useful life and a terminal value. The Company’s primary assumptions impacting the estimated future cash flows were (a) the utilization rate trends over the useful life of the asset, (b) revenues and operating costs per drilling day, and (c) terminal or salvage value for the asset. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of nonfinancial assets and liabilities and their placement within the fair value hierarchy levels. In the event that current market conditions do not improve, the Company may be required to record additional impairment of its property and equipment in the future, and such an impairment expense, even though non-cash, could be material and negatively impact our earnings.

5.	Accrued Expenses and Other Liabilities

A detail of accrued expenses and other liabilities is as follows (in thousands):

	June 30, 2009	December 31, 2008

Payroll and bonus	$2,220	$3,102
Workers’ compensation	448	604
Medical claims	863	775
Other taxes	1,914	3,582
Other	1,102	1,064

	$6,547	$9,127

Other taxes include sales and use, franchise and property taxes.

6.	Debt Obligations

In March 2005, the Company entered into a Revolving Credit and Security Agreement with PNC Bank, for itself and as agent for a group of lenders. This credit facility has been amended numerous times, most recently in September 2008. In addition to PNC Bank, the current group of lenders consists of Capital One Leverage Finance Corp., M&I Business Credit, LLC, M&T Bank and TD Bank, N.A.. This credit facility matures on March 30, 2012 and provides for a $97.5 million borrowing base. Amounts outstanding under the credit facility bear interest, depending upon facility usage, at either (i) the higher of the Federal Funds Open Rate plus 75 to 125 basis points or PNC Bank’s base commercial lending rate (4.3% at June 30, 2009) or (ii) LIBOR plus 250 to 300 basis points (3.1% at June 30, 2009). Interest on outstanding loans is due monthly for domestic rate loans and at the end of the relevant interest period for LIBOR loans. Depending upon our facility usage, we are assessed an unused line fee of 37.5 to 62.5 basis points on the available borrowing capacity. The available borrowing capacity was $68.7 million as of June 30, 2009. There is a $7.5 million sublimit for letters of credit issued under this facility. If we repay and terminate the obligations under this facility, we will incur a substantial prepayment penalty.

In general, the credit facility is secured by substantially all of our assets. The liquidation value of our assets serving as collateral is determined annually by an independent appraisal, with adjustments for acquisitions and dispositions between appraisals. The credit facility contains affirmative and negative covenants and also provides for events of default typical for such an agreement. Among the affirmative covenants are requirements to maintain a specified tangible net worth and fixed charge coverage ratio. Among the negative covenants are restrictions on major corporate transactions, incurrence of indebtedness and amendments to our organizational documents. Events of default would include a change in control and any change in our operations or condition which has a material adverse effect. As of June 30, 2009, we were in compliance with all of our financial covenants.

To date, the credit facility primarily has been used to pay for rig acquisitions and for our working capital requirements. Cash used for capital expenditures for the first six months of 2009 was $36.2 million and was primarily for drilling equipment. The credit facility may also be used by the Company, subject to certain conditions, to repurchase its common stock and/or pay a cash dividend. During the first six months of 2009, treasury stock purchases totaled $1.6 million. As of June 30, 2009, we had a loan balance of $24.0 million under the credit facility, and an additional $4.8 million of the total capacity was utilized to support our letter of credit requirement. As of December 31, 2008, $42.6 million was outstanding under our credit facility and $3.5 million of the total capacity was utilized to support our letter of credit requirement.

In addition, the Company has entered into various equipment-specific financing agreements with several third-party financing institutions. The original terms of these agreements ranged from 12 to 60 months. In June 2009, we used $2.5 million in borrowings on our credit facility to pay off certain of these notes payable which carried a high interest rate. As of June 30, 2009 and December 31, 2008, the total outstanding balance under these arrangements was $905,000 and $5.1 million, respectively, and is classified, according to payment date, in current portion of notes payable for equipment and long-term notes payable for equipment in the accompanying condensed balance sheets. The stated interest rates on these borrowings range from zero percent to 4.7%.

7.	Commitments and Contingencies

From time to time, we are a party to claims, litigation or other legal or administrative proceedings that we consider to arise in the ordinary course of our business. While no assurances can be given regarding the outcome of these or any other pending proceedings, or the ultimate effect such outcomes may have, we do not believe we are a party to any legal or administrative proceedings which, if determined adversely to us, individually or in the aggregate, would have a material effect on our financial position, results of operations or cash flows. Management believes that the Company maintains adequate levels of insurance necessary to cover its business risks.

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

The Company’s 2006 U.S. federal income and employment tax returns are currently under examination by the I.R.S. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is currently reflected in our tax provisions and accruals. The final outcome of this examination is not determinable at this time.

8.	Stockholders’ Equity

At June 30, 2009, the number of authorized shares of common and preferred stock was 75,000,000 and 100,000 shares, respectively, of which 23,123,103 and zero were outstanding, and 1,807,314 and zero were reserved for future issuance under our existing equity plans.

In January 2009, the Company purchased 285,182 shares of treasury stock for $1.6 million.

In June 2009, the Company completed a public offering consisting of 3.0 million shares of newly issued common stock at a price of $8.25 per share. Proceeds to the Company, net of underwriting discounts and other fees and expenses, were $23.2 million and were used to repay indebtedness outstanding under the Company’s revolving credit facility.

9.	(Loss) / Earnings Per Common Share

Because we incurred a net loss in the three and six months ended June 30, 2009, basic and diluted loss per share for each period were calculated as our net loss divided by the weighted average shares outstanding. Approximately 264,000 and 299,000 weighted average options and restricted stock units to purchase shares of our common stock were excluded from the computation of diluted loss per share for the three and six months ended June 30, 2009, respectively, because the effect of including them would have been antidilutive.

The following table presents a reconciliation of the numerators and denominators of basic earnings per share and diluted earnings per share computations as required by SFAS No. 128 for 2008 when the Company’s stock compensation awards were not antidilutive (in thousands, except share and per share data):

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008

Net income	$3,372	$5,518

Weighted average shares outstanding	22,008,065	21,991,475
Incremental shares from assumed conversion of stock options and RSU’s	186,745	162,524

Weighted average and assumed incremental shares	22,194,810	22,153,999

Earnings per share:
Basic	$0.15	$0.25

Diluted	$0.15	$0.25

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

For the three and six months ended June 30, 2009, the Company recorded stock-based compensation expense of $496,000 ($359,000, net of tax) and $925,000 ($666,000, net of tax), respectively, which is included in general and administrative expense. For the three and six months ended June 30, 2008, the Company recorded stock-based compensation of $272,000 ($202,000, net of tax) and $529,000 ($395,000, net of tax), respectively. Total unamortized stock-based compensation was $4.3 million at June 30, 2009, and will be recognized over a weighted average service period of 3.3 years.

Stock options. Options typically vest over a three or four year period commencing on the first anniversary of the grant date and, unless earlier exercised or forfeited, expire on the tenth anniversary of the grant date. A summary of stock option activity for the six months ended June 30, 2009 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

Outstanding at December 31, 2008	879,890	$10.40
Granted	25,000	9.89
Exercised	(98,722)	2.51
Expired	(14,851)	13.65

Outstanding at June 30, 2009	791,317	$11.30	6.9	$479,803

Options exercisable at June 30, 2009	421,579	$11.15	5.7	$331,349

During the three months ended June 30, 2009, 25,000 stock options were granted. The fair value of option grants is determined using the Black-Scholes option valuation model. The key input variables used in valuing the options were: risk free interest rate of 2.6%; stock price volatility of 73.9%; dividend yield of zero; and expected term of five years.

New shares of common stock are issued to satisfy options exercised. No options were exercised during the three months ended June 30, 2009. Cash received from the exercise of options for the six months ended June 30, 2009 was $248,000. The total intrinsic value of options exercised during the six months ended June 30, 2009 was $37,000.

A summary of options outstanding as of June 30, 2009, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Years of Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price

$3.80 to $9.89	224,474	5.9	$4.85	121,937	$3.90
$12.75 to $15.60	566,843	7.2	$13.86	299,642	$14.10

	791,317			421,579

Restricted stock awards. As of June 30, 2009, 264,774 restricted stock units were outstanding. During the six months ended June 30, 2009, no stock awards were granted and no stock awards vested or were forfeited.

Employee retirement plan

The Company has a 401(k) plan available to substantially all of its employees. Company contributions to the plan are discretionary. The Company incurred employee matching contributions of $86,000 and $215,000 during the three and six months ended June 30, 2009, respectively, and $153,000 and $297,000 during the three and six months ended June 30, 2008, respectively. The decrease in 2009 compared to 2008 is primarily due to a decrease in employee participation in the plan.

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

At June 30, 2009 and December 31, 2008, the threshold amounts were $37.0 million and $35.2 million, respectively. These amounts are determined based upon cash invested in UDC (and invested by UDC in the Company’s stock) plus a compounded annual return of 10% less cash returned to investors. During the three months ended June 30, 2009 and 2008, $39,000 and $81,000 of compensation costs were recognized as a result of the fair value of the assets owned by UDC exceeding the threshold. During the six months ended June 30, 2009 and 2008, $24,000 and $113,000, respectively, of compensation costs were recognized. These amounts were classified as general and administrative expense.

The defined participants in this arrangement would be entitled to up to 22.5% of the value realized in excess of the threshold amount. Our CEO is entitled to approximately 1% of the 22.5%.

11.	Income Taxes

Income tax benefit for the three and six months ended June 30, 2009 was $2.0 million and $2.3 million, respectively, which is an effective rate of 29% and 31%, respectively, of pre-tax book loss. This rate differs from the statutory rate of 35% primarily due to state income taxes, permanent book/tax differences associated with the 50% deduction limitation on per diem payments for meals and non-cash compensation. Income tax expense for the three and six months ended June 30, 2008 was $2.7 million and $3.8 million, respectively, which is an effective rate of 44% and 41%, respectively, of pre-tax book income.

At June 30, 2009 and December 31, 2008, we had $117,000 and $438,000, respectively, of unrecognized tax benefits, as defined by FASB Interpretation No. 48, of which $76,000 would affect our effective tax rate if recognized. Such amounts are carried as other long-term liabilities.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2008	$438
Increases for tax positions of prior years	59
Reductions for tax positions of prior years	(298)
Increases for tax positions of current year	5
Settlements	(87)

Balance at June 30, 2009	$117

Interest and penalties related to uncertain tax positions are classified as interest expense and general and administrative costs, respectively. No interest or penalties related to unrecognized tax benefits were accrued during the three months ended June 30, 2009. During the six months ended June 30, 2009, the Company recognized cost reversals of $104,000 in interest and penalty expense related to unrecognized tax benefits. During the three and six months ended June 30, 2008, the Company recognized $9,000 and $64,000, respectively, in interest and penalty expense related to unrecognized tax benefits. As of June 30, 2009 and December 31, 2008, the Company had zero and $104,000, respectively, of interest and penalties accrued in relation to uncertain tax positions. It is reasonably possible that within the next 12 months, we may resolve some or all of the uncertain tax positions as a result of negotiations with taxing authorities which would result in a decrease in unrecognized tax.

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

12.	Subsequent Events

Subsequent events have been evaluated through August 4, 2009, which represents the date the June 30, 2009 financial statements were issued.

On July 10, 2009, we received a refund from the IRS of $6 million for 2006 taxes paid related to bonus depreciation claimed on our 2008 return. These funds were used to pay down indebtedness on our revolving credit facility. As of July 31, 2009, the balance on our revolving credit facility was $14.1 million.

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

Statements we make in the following MD&A discussion and in other parts of this report that express a belief, expectation or intention, as well as those which are not historical fact, are forward-looking statements within the meaning of the federal securities laws and are subject to risks, uncertainties and assumptions. These forward-looking statements may be identified by the use of words such as “expect,” “anticipate,” “believe,” “estimate,” “potential” or similar words. These matters include statements concerning management’s plans and objectives relating to our operations or economic performance and related assumptions, including general economic and business conditions and industry trends, the continued strength or weakness of the contract land drilling industry in the geographic areas in which we operate, decisions about onshore exploration and development projects to be made by oil and gas companies, the highly competitive nature of our business, our future financial performance, including availability, terms and deployment of capital, the continued availability of qualified personnel, and changes in, or our failure or inability to comply with, government regulations, including those relating to workplace safety and the environment. We specifically disclaim any duty to update any of the information set forth in this report, including any forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future events and, therefore, involve a number of assumptions, risks and uncertainties, including the risk factors described in Part II. Item 1A, “Risk Factors,” below. Management cautions that forward-looking statements are not guarantees, and our actual results could differ materially from those expressed or implied in the forward-looking statements.

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

We commenced operations in 1997 with 12 drilling rigs and related equipment acquired from an entity providing contract drilling services under the name “Union Drilling.” Through a combination of acquisitions and new rig construction, we have increased the size of our fleet to 71 marketed land drilling rigs. In addition, to enhance our ability to serve our markets, we have invested significant capital to upgrade most of the rigs in our fleet for underbalanced and horizontal drilling. These investments have positioned our fleet to capitalize on our customers’ unconventional formation exploration and development activity.

Key Indicators of Financial Performance for Management

Key performance measurements in our industry are rig utilization, revenue per revenue day and operating expenses per revenue day. Revenue days for each rig are days when the rig is earning revenues under a contract, which is usually a period from the date the rig begins moving to the drilling location until the rig is released from the contract. We compute rig utilization rates by dividing revenue days by total available days during a period. Total available days are the number of calendar days during the period that we have owned the marketed rig.

The following table summarizes management’s key indicators of financial performance for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenue days	2,243	4,490	5,282	8,181
Average number of marketed rigs	71.0	71.0	71.0	71.0
Marketed rig utilization rates	34.7%	69.5%	41.1%	63.3%
Revenue per revenue day	$17,330	$16,790	$17,639	$17,048
Operating expenses per revenue day	$11,394	$10,925	$11,420	$11,291

As natural gas prices declined during the last twelve months, overall demand for drilling services correspondingly decreased. Consequently, we experienced a drop in our marketed rig utilization during the three and six months ended June 30, 2009 compared to the same periods in 2008. This decline in demand primarily affected certain of our smaller rigs and caused our revenue days to decrease in 2009. The increase in revenue per revenue day in 2009 was partially attributable to the decreased utilization of our smaller rigs, which earn a lower dayrate than our larger rigs. In addition, revenue per revenue day for the three months ended June 30, 2009 was favorably impacted by tolling agreements that we entered into in late March 2009 related to two rigs for which the operator elected to pay a stand-by or tolling rate rather than to operate them. Tolling rigs provide revenue, but do not contribute to the revenue days calculation. For the three months ended June 30, 2009, these tolling rigs increased revenue per revenue day by $368 and operating expense per revenue day by $59.

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

Accounts receivable – We evaluate the creditworthiness of our customers based on their financial information, if available, information obtained from major industry suppliers, and our past experiences, if any, with the customer. In some instances, we require new customers to establish escrow accounts or make prepayments. We typically invoice our customers semimonthly during the performance of daywork contracts and upon completion of the daywork contract. Footage contracts are invoiced upon completion of the contract. Our contracts generally provide for payment of invoices in 30 days. We established an allowance for doubtful accounts of $2.7 million and $1.5 million at June 30, 2009 and December 31, 2008, respectively. Any allowance established is subject to judgment and estimates made by management. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, our assessment of our customers’ current abilities to pay obligations to us and the condition of the general economy and the oil and gas industry as a whole. We write off specific accounts receivable when they become uncollectible.

At June 30, 2009 and December 31, 2008, our unbilled receivables, excluding the reserve for sales credits, totaled $328,000 and $4.4 million, respectively, all of which relates to the revenue recognized, but not yet billed, on daywork and footage contracts in progress at June 30, 2009 and December 31, 2008, respectively. The $4.1 million decrease at June 30, 2009 compared to December 31, 2008 is due to lower production, increased progress billings and a $1 million contract settlement payment we received in January 2009. As of June 30, 2009 and December 31, 2008, the reserve for sales credits was $127,000 and $213,000, respectively.

Asset impairments – We assess the impairment of property and equipment whenever events or circumstances indicate that the asset’s carrying value may not be recoverable. In connection with this review, assets are grouped at the lowest level at which identifiable cash flows are largely independent of other asset groupings. The cyclical nature of our industry has resulted in fluctuations in rig utilization over periods of time. Management believes that the contract drilling business will continue to be highly cyclical and rig utilization will accordingly fluctuate. Based on management’s expectations of future trends, we estimate future cash flows over the life of the respective assets in our assessment of impairment. These estimates of cash flows are based on historical cyclical trends in the oil and gas industry as well as management’s expectations regarding the continuation of these trends in the future. Factors that we consider important and which could trigger an impairment review would be any significant negative trends in the industry or the general economy, our contract revenue rates, our rig utilization rates, cash flows generated from operating our drilling rigs, existence of term drilling contracts, current and future oil and natural gas prices, industry analysts’ outlook for the oil and gas industry and their view of our customers’ access to capital and the trends in the price of used drilling equipment observed by our management. If a review of our drilling rigs indicates that our carrying value exceeds the estimated undiscounted future cash flows, we are required under applicable accounting standards to write down the drilling equipment to its fair value.

Given the continued uncertainty of when a sustained recovery for our industry will occur and given no improvements in the price of natural gas or in the utilization rates of our rigs since last quarter, we performed an updated impairment analysis as of June 30, 2009 to determine if additional impairment charges were necessary related to our long-lived assets, including certain of our property and equipment. We estimated future cash flows over the estimated life of the identified long-lived assets and determined whether, on an undiscounted basis, estimated cash flows exceeded the carrying value of the long-lived assets. Based on this assessment and the estimated fair value of the underlying asset groups, $1.6 million and $2.9 million of impairment was recognized for the three and six months ended June 30, 2009, respectively, related to certain long-lived assets. Estimated fair value was determined using significant unobservable inputs (Level 3) based on both an income approach and a market approach. The income approach was calculated as the estimated discounted future net cash flows assumed to be received from the operation of the asset over its useful life and a terminal value. The Company’s primary assumptions impacting the estimated future cash flows were (a) the utilization rate trends over the useful life of the asset, (b) revenues and operating costs per drilling day, and (c) terminal or salvage value for the asset. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of nonfinancial assets and liabilities and their placement within the fair value hierarchy levels. In the event that current market conditions do not improve, the Company may be required to record additional impairment of its property and equipment in the future, and such an impairment expense, even though non-cash, could be material and negatively impact our earnings.

Accrued workers’ compensation – The Company accrues for costs under its workers’ compensation insurance program in accrued expenses and other liabilities. We have a deductible of $100,000 per covered accident under our workers’ compensation insurance. Our insurance policies require us to maintain letters of credit to cover our deductible payments. As of June 30, 2009 and December 31, 2008, we satisfied this requirement with letters of credit totaling $4.8 million and $3.5 million, respectively. Our borrowing capacity under our revolving credit agreement with our banks has been reduced by the same amount. We accrue for these costs as claims are incurred based on cost estimates established for each claim by the insurance companies providing the administrative services for processing the claims, including estimates for incurred but not reported claims, claims paid directly by us, administrative costs associated with these claims and our historical experience with these types of claims. Some of our employees, primarily those engaged in our Texas field operations, are considered to be “shared employees.” Under this arrangement, we pay a fee for certain human resource functions, including the workers’ compensation and payroll liabilities, to be assumed by the third-party professional employer organization (“PEO”). Management made the decision to terminate our PEO arrangement in Texas effective as of August 2, 2009. In addition, we accrue on a monthly basis the estimated workers’ compensation premium payable to Ohio, a monopolistic state.

Stock-based compensation – Compensation cost resulting from share-based payment awards are measured at fair value and recognized in general and administrative expense on a straight line basis over the requisite service period for the entire award. The amount of compensation cost recognized at any date is at least equal to the portion of the grant-date value of the award that is vested at that date. For the three and six months ended June 30, 2009, the Company recorded stock-based compensation expense of $496,000 ($359,000, net of tax) and $925,000 ($666,000, net of tax), respectively. For the three and six months ended June 30, 2008, the Company recorded stock-based compensation of $272,000 ($202,000, net of tax) and $529,000 ($395,000, net of tax), respectively. Total unamortized stock-based compensation was $4.3 million at June 30, 2009 and will be recognized over a weighted average service period of 3.3 years.

The fair value of stock options granted is estimated using the Black-Scholes option valuation model based on assumptions for the risk-free interest rate, expected life of the option, dividend yield and volatility of our stock price. Volatility is based upon price performance of the Company and a peer company, as the Company does not have a sufficient historical price base to determine potential volatility over the term of the issued options. During the three and six months ended June 30, 2009, 25,000 options were granted. No stock options were granted during the six months ended June 30, 2008. The fair value of restricted stock or restricted stock units is the closing market price of the Company’s stock on the award grant date. No restricted stock or restricted stock units were granted during the three and six months ended June 30, 2009. During the three and six months ended June 30, 2008, 200,000 restricted stock units were granted.

New shares of common stock are issued to satisfy options exercised. No options were exercised during the three months ended June 30, 2009. Cash received from the exercise of options during the six months ended June 30, 2009 was $248,000. Cash received from the exercise of options during the three and six months ended June 30, 2008 was $195,000. Any tax benefit realized from stock option exercises is included as a cash inflow from financing activities on the condensed statements of cash flows.

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

Statements of Operations Analysis

The following table provides selected information about our operations for the three and six months ended June 30, 2009 and 2008 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenues	$38,872	$75,389	$93,169	$139,467

Operating expenses	25,557	49,052	60,323	92,369

Depreciation and amortization	12,318	11,082	23,452	21,664
Impairment charge	1,629	—	2,929	—
General and administrative expense	6,047	7,960	13,781	14,754
Interest expense, net	291	291	369	500
Other income and gain (loss) on disposal of assets	54	(975)	177	(825)

Revenues. Our revenues decreased by $36.5 million, or 48%, and $46.3 million, or 33%, in the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. This decrease in revenues was primarily due to the decrease in our marketed rig utilization in 2009.

Operating expenses. Our operating expenses during the three and six months ended June 30, 2009 decreased $23.5 million, or 48%, and $32.0 million, or 35% , respectively, compared to the three and six months ended June 30, 2008. The decrease in operating expenses is primarily related to the decrease in marketed rig utilization. Employment costs, fuel, supplies and repairs and maintenance costs decreased as a result of having a greater number of idled rigs compared to the prior year periods.

Depreciation and amortization. The increase in depreciation and amortization expense during the three and six months ended June 30, 2009 compared to the same periods in 2008 was due to the increase in depreciable assets. The increase in depreciable assets during the last six months of 2008 and first six months of 2009 was a result of rig purchases and capital equipment upgrades added to our fleet as part of our 2008 capital spending program to enhance our fleet capabilities.

Impairment charge. During the three and six months ended June 30, 2009, $1.6 million and $2.9 million, respectively, of impairment charges were recognized related to certain of our long-lived assets to write down the carrying value of these assets to fair value.

General and administrative expenses. Our general and administrative expenses decreased by $1.9 million, or 24%, during the three months ended June 30, 2009 compared to the same period in 2008. This decrease was primarily due to a decrease in the provision for doubtful accounts and decreased employment and recruiting costs and other cost reductions in 2009 in response to the decrease in operations.

The $1.0 million, or 7%, decrease in general and administrative expenses for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 was primarily due to decreased employment and recruiting costs and other cost reductions in 2009 in response to the decrease in operations, partially offset by an increase in the provision for doubtful accounts.

Interest expense, net. The $131,000 decrease in interest expense for the six months ended June 30, 2009 compared to the same period in 2008 was primarily attributable to an increase in capitalized interest costs incurred during the construction periods of certain drilling equipment, decreased amortization for loan costs and a decrease in interest on financed assets. This decrease in interest expense was partially offset by an increase in interest due to the increase in the average balance of our revolving credit facility.

Other income and gain (loss) on disposal of assets. Other income and gain (loss) on disposal of assets increased by $1.0 million for the three and six months ended June 30, 2009 compared to the same periods in 2008, primarily due to the absence of net losses on disposition of various assets no longer used in current operations recorded during the second quarter of 2008.

Taxes. The decrease in income taxes for the three and six months ended June 30, 2009 as compared to the same periods in 2008, is primarily due to the decrease in pre-tax income in 2009 compared to 2008. Our effective income tax rate of 29% and 31% for the three and six months ended June 30, 2009, respectively, differs from the federal statutory rate of 35% due to state income taxes and permanent book/tax differences associated with the 50% deduction limitation on per diem meals expense and stock-based compensation.

The Company’s 2006 U.S. federal income and employment tax returns are currently under examination by the I.R.S. Although we believe our tax estimates are reasonable, the final determination of tax audits could be materially different than that which is reflected in our tax provisions and accruals.

Liquidity and Capital Resources

Our operations have historically generated sufficient cash flow to meet our requirements for debt service and equipment expenditures (excluding major business and asset acquisitions). Cash flow provided by operating activities during the first six months of 2009 was $35.8 million compared to $35.6 million during the first six months of 2008. This slight increase in cash flow from operating activities was primarily due to an increase in customer accounts receivable collections as a result of increased progress billings. For the first six months of 2009, net income before depreciation and amortization and impairment charges was $21.2 million compared to $27.2 million for the same period in 2008.

Our cash flow from operations was primarily used to invest in new machinery and equipment. During the first six months of 2009 and 2008, cash used in investing activities totaled $36.0 million and $47.1 million, respectively.

Cash flow used in financing activities was $216,000 in the first six months of 2009, compared to cash flow provided by financing activities of $11.5 million for the first six months of 2008. In June 2009, the Company completed a public offering consisting of 3.0 million shares of newly issued common stock at a price of $8.25 per share. Proceeds to the Company, net of underwriting discounts and other fees and expenses, were $23.2 million and were used to repay indebtedness outstanding under the Company’s revolving credit facility. Net repayments on our revolving credit facility during the six months ended June 30, 2009 were $18.7 million compared to net borrowings of $15.1 million during the same period in 2008. In June, 2009, we used $2.5 million in borrowings on our credit facility to pay off certain notes payable for equipment which carried a high interest rate. Net repayments on notes payable for equipment were $4.2 million and $1.6 million for the six months ended June 30, 2009 and 2008, respectively. In addition, during the six months ended June 30, 2009, treasury stock was repurchased for $1.6 million.

We believe cash generated by our operations, periodic sales of assets and our ability to borrow under our credit facility will allow us to meet our financial obligations for the foreseeable future.

Given the continuing volatility occurring in the global credit and financial markets, it is possible further adverse global events beyond our ability to predict or control could occur. Our liquidity has not been materially affected by these global events and we presently do not expect our liquidity to be materially adversely impacted going forward. We intend to continuously monitor events surrounding the five banks in the lending group under our credit facility. While to date we have not experienced any problems accessing funds under our credit facility, we cannot accurately predict whether any further deterioration in global credit markets would impact us. For example, if a lender participating in our credit facility were not able to provide its committed funding, it is possible our liquidity could be adversely affected. Similarly, our customers are affected by these global economic conditions. If certain of our customers were to experience significant or prolonged credit restraints, this could cause them to curtail their drilling programs. Consequently, our cash flow from operations could be adversely affected, thus impacting our liquidity. Our cash flow from operations could also be negatively impacted if customers request extended payment terms or seek bankruptcy protection.

Sources of Capital Resources

See Note 6 “Debt Obligations” of the financial statements for information on the Company’s debt agreements as sources of capital resources, such information being incorporated herein by reference.

In June 2009, the Company completed a public offering consisting of 3.0 million shares of newly issued common stock at a price of $8.25. Proceeds to the Company, net of underwriting discounts and other fees and expenses, were $23.2 million and were used to repay indebtedness outstanding under the Company’s revolving credit facility.

Uses of Capital Resources

For the three and six months ended June 30, 2009 and 2008, the additions to our property and equipment consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Buildings	$—	$2	$17	$31
Drilling equipment	5,451	31,098	23,138	46,413
Vehicles	—	213	114	1,189
Furniture and fixtures	2	—	2	—
Computer equipment	—	21	3	21

Property and equipment additions	5,453	31,334	23,274	47,654
Plus adjustments for non-cash transactions:
Cash paid in current quarter for prior quarter accruals	1,193	—	13,824	—
Current quarter accruals	(889)	—	(889)	—

Cash used for purchases of machinery and equipment	$5,757	$31,334	$36,209	$47,654

Additions to drilling equipment during the three and six months ended June 30, 2009 includes $4.2 million and $18.3 million, respectively, for progress payments related to four rigs that became available for service during the second quarter of 2009.

Working Capital

Our working capital was $23.8 million and $20.6 million at June 30, 2009 and December 31, 2008, respectively. Our current ratio, which we calculate by dividing our current assets by our current liabilities, was 2.8 at June 30, 2009 compared to 1.5 at December 31, 2008.

The changes in the components of our working capital were as follows (in thousands):

	June 30, 2009	December 31, 2008	Change

Cash and cash equivalents	$15	$406	$(391)
Accounts receivable	20,399	44,712	(24,313)
Inventories	1,934	1,536	398
Prepaid expenses, deposits and other receivables	14,324	11,617	2,707
Deferred taxes	394	406	(12)

Current assets	37,066	58,677	(21,611)

Accounts payable	5,976	25,361	(19,385)
Current portion of notes payable for equipment	608	3,126	(2,518)
Current portion of customer advances	138	484	(346)
Accrued expenses and other liabilities	6,547	9,127	(2,580)

Current liabilities	13,269	38,098	(24,829)

Working capital	$23,797	$20,579	$3,218

The $24.3 million decrease in our accounts receivable at June 30, 2009 from December 31, 2008 was due primarily to the decrease in revenues during the first half of 2009. In addition, the allowance for doubtful accounts increased $1.2 million as of June 30, 2009 compared to December 31, 2008.

Prepaid expenses, deposits and other receivables increased $2.7 million from December 31, 2008 to June 30, 2009. This increase is primarily attributable to a $4.4 million increase in prepaid federal and state taxes, which is partially offset by amortization of prepaid insurance. On July 10, 2009, we received a refund from the IRS of $6 million for 2006 taxes paid related to bonus depreciation claimed on our 2008 return.

The $19.4 million decrease in accounts payable was primarily due to the payment of capital expenditures accrued during the fourth quarter of 2008 and decreases in capital, operating and general and administrative expenses related to lower rig utilization and other cost control measures.

Current portion of notes payable for equipment decreased $2.5 million primarily due to the early pay off in June 2009 for certain notes payable with interest rates higher than the revolving credit facility.

Accrued expenses and other liabilities decreased $2.6 million at June 30, 2009 from December 31, 2008 primarily due to $2.5 million in payments in the second quarter of 2009 for state taxes accrued at December 31, 2008. In addition, accrued payroll decreased due to the decrease in headcount as a result of the decrease in rig utilization.

Long-term Debt

Our long-term debt at June 30, 2009 and December 31, 2008 consisted of the following (in thousands):

	June 30, 2009	December 31, 2008

Revolving credit facility	$23,993	$42,645
Notes payable for equipment financed	905	5,100

	24,898	47,745
Less current installments	(608)	(3,126)

	$24,290	$44,619

Contractual Obligations

The Company did not enter into any significant contractual obligations during the six months ended June 30, 2009.

Inflation

During the first half of 2009, we have experienced no meaningful impacts to our business resulting from any inflationary pressure. Management presently believes any impacts from inflation will be minimal over the remainder of 2009.

Off Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements.

Recently Issued Accounting Standards

See Note 2 “Recent Accounting Pronouncements” of the financial statements for recently issued accounting standards, such information being incorporated herein by reference.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk exposure related to changes in interest rates on our revolving credit facility, which provides for interest on borrowings at a floating rate. At June 30, 2009, we had $24.0 million outstanding debt on our revolving credit facility. Assuming no change in the net principal balance, a hypothetical increase or decrease of 100 basis points in the interest rate would have a corresponding decrease or increase in our annual pre-tax income of approximately $240,000.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), which we refer to as disclosure controls, are controls and procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any control system. A control system, no matter how well conceived and operated, can provide only reasonable assurance that its objectives are met. No evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

As of June 30, 2009, an evaluation was carried out under the supervision and with the participation of our management, including the CEO and the CFO, of the effectiveness of the design and operation of our disclosure controls. Based upon that evaluation, the CEO and the CFO concluded that, as of such date, the design and operation of these disclosure controls were effective to accomplish their objectives at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Refer to Note 7 “Commitments and Contingencies” of the financial statements for information on legal proceedings, such information being incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There have been no material changes during the quarter ended June 30, 2009 in our “Risk Factors” as discussed in detail in our 2008 Annual Report on Form 10-K. The risks described in our Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may, especially in a volatile economic environment, materially adversely affect our business, financial condition and/or operating results.

Items 2, 3 and 5 are not applicable and have been omitted.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on June 11, 2009. The proposals were adopted by the following margins indicated:

1)	Election of Directors: The following directors were each elected to a three year term:

	Term Expiration	Nominee	For	Withheld

Class III	2012	M. Joseph McHugh	17,363,699	201,137
Class III	2012	Ronald Harrell	17,355,163	209,673
Class III	2012	Robert M. Wohleber	17,355,870	208,966

2)	Ratification of the appointment of Ernst & Young, LLP as the independent auditors of the Company for the fiscal year ending December 31, 2009:

For	Against	Abstained

17,510,097	46,515	8,223

ITEM 6.	EXHIBITS

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

/s/ A.J. Verdecchia
A.J. Verdecchia
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Dated: August 4, 2009

UNION DRILLING, INC.

INDEX TO EXHIBITS

Exhibit Number		Description
3.1	—	Form of Amended and Restated Certificate of Incorporation of Union Drilling (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 (File No. 333-127525) filed on August 15, 2005).

3.2	—	Form of Amended and Restated Bylaws of Union Drilling (incorporated by reference to Exhibit 3.1 to our Form 8-K (File No. 000-51630) filed on August 9, 2007).

31.1*	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.**

31.2*	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.**

32.1*	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.**

32.2*	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.**

*	Filed with this Report.
**	This Certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. This Certification shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, whether made before or after the date hereof, except to the extent that the Company specifically incorporates it by reference.