Form 10-Q
period 2009-09-30
UNION DRILLING INC
filed 2009-11-03
CIK 1133260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 3, 2009, there were 25,123,103 shares of common stock, par value $0.01 per share, of the registrant issued and 23,123,103 shares outstanding.

UNION DRILLING, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Union Drilling, Inc.

Condensed Balance Sheets

(in thousands, except share data)

	September 30, 2009	December 31, 2008
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$15	$406
Accounts receivable (net of allowance for doubtful accounts of $1,381 and $1,495 at September 30, 2009 and December 31, 2008, respectively)	18,105	44,712
Inventories	2,108	1,536
Income tax recoverable	4,234	7,607
Prepaid expenses, deposits and other receivables	1,738	4,010
Deferred taxes	126	406

Total current assets	26,326	58,677

Intangible assets (net of accumulated amortization of $543 and $412 at September 30, 2009 and December 31, 2008, respectively)	1,657	1,788
Property, buildings and equipment (net of accumulated depreciation of $181,755 and $145,315 at September 30, 2009 and December 31, 2008, respectively)	260,584	275,757
Other assets	253	383

Total assets	$288,820	$336,605

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$5,639	$25,361
Current portion of notes payable for equipment	548	3,126
Current portion of customer advances	—	484
Accrued expense and other liabilities	5,914	9,127

Total current liabilities	12,101	38,098

Revolving credit facility	9,967	42,645
Long-term notes payable for equipment	168	1,974
Deferred taxes	47,872	48,633
Other long-term liabilities	133	542

Total liabilities	70,241	131,892

Stockholders’ equity:
Common stock, par value $.01 per share; 75,000,000 shares authorized; 25,123,103 shares and 22,024,381 shares issued at September 30, 2009 and December 31, 2008, respectively	251	220
Additional paid in capital	168,654	144,113
Retained earnings	60,137	69,280
Treasury stock; 2,000,000 shares and 1,714,818 shares at September 30, 2009 and December 31, 2008, respectively	(10,463)	(8,900)

Total stockholders’ equity	218,579	204,713

Total liabilities and stockholders’ equity	$288,820	$336,605

See accompanying notes to condensed financial statements.

Union Drilling, Inc.

Condensed Statements of Operations

(Unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues
Total revenues	$35,184	$82,439	$128,353	$221,906

Cost and expenses
Operating expenses	22,334	52,471	82,657	144,840
Depreciation and amortization	12,191	11,590	35,643	33,254
Impairment charge	—	—	2,929	—
General and administrative	5,825	8,593	19,606	23,347

Total cost and expenses	40,350	72,654	140,835	201,441

Operating (loss) income	(5,166)	9,785	(12,482)	20,465

Interest expense, net	(189)	(172)	(558)	(672)
(Loss) gain on disposal of assets	(209)	1,169	(98)	255
Other income	32	62	98	151

(Loss) income before income taxes	(5,532)	10,844	(13,040)	20,199
Income tax (benefit) expense	(1,560)	4,897	(3,897)	8,734

Net (loss) income	$(3,972)	$5,947	$(9,143)	$11,465

(Loss) earnings per common share:
Basic	$(0.17)	$0.27	$(0.43)	$0.52

Diluted	$(0.17)	$0.27	$(0.43)	$0.52

Weighted-average common shares outstanding:
Basic	23,123,103	22,022,664	21,349,931	22,001,947

Diluted	23,123,103	22,120,262	21,349,931	22,143,461

See accompanying notes to condensed financial statements.

Union Drilling, Inc.

Condensed Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2009	2008
Operating activities:
Net (loss) income	$(9,143)	$11,465
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,643	33,254
Impairment charge	2,929	—
Non-cash compensation expense	1,140	1,212
Provision for doubtful accounts	1,074	2,005
Loss (gain) on disposal of assets	98	(255)
(Benefit) provision for deferred taxes	(588)	8,955
Excess tax benefits from share-based payment arrangements	—	(139)
Changes in operating assets and liabilities:
Accounts receivable	25,533	(5,965)
Inventories	331	(534)
Prepaid and other assets	5,775	4,619
Accounts payable	(6,506)	6,891
Accrued expenses and other liabilities	(3,999)	3,261

Cash flow provided by operating activities	52,287	64,769

Investing activities:
Purchases of machinery and equipment	(37,913)	(78,128)
Proceeds from sale of machinery and equipment	295	1,950

Cash flow used in investing activities	(37,618)	(76,178)

Financing activities:
Borrowings on line of credit	153,386	235,675
Repayments on line of credit	(186,064)	(216,940)
Cash overdrafts	133	(3,669)
Borrowings—other debt	—	382
Repayments—other debt	(4,384)	(2,391)
Exercise of stock options	248	416
Excess tax benefits from share-based payment arrangements	—	139
Purchases of treasury stock	(1,563)	—
Proceeds from stock offering, net of issue costs	23,184	—

Cash flow (used in) provided by financing activities	(15,060)	13,612

Net (decrease) increase in cash	(391)	2,203
Cash and cash equivalents at beginning of period	406	20

Cash and cash equivalents at end of period	$15	$2,223

See accompanying notes to condensed financial statements.

Union Drilling, Inc.

Condensed Statement of Stockholders’ Equity

(Unaudited, in thousands, except share data)

	Common Stock		Additional Paid In Capital	Retained Earnings	Treasury Stock	Total
	Shares	$
Balance at December 31, 2008	20,309,563	$220	$144,113	$69,280	$(8,900)	$204,713
Non-cash compensation	—	—	1,140	—	—	1,140
Exercise of stock options	98,722	1	247	—	—	248
Purchase of treasury stock	(285,182)	—	—	—	(1,563)	(1,563)
Issuance of common shares, net of $1,566 issue costs	3,000,000	30	23,154	—	—	23,184
Net loss	—	—	—	(9,143)	—	(9,143)

Balance at September 30, 2009	23,123,103	$251	$168,654	$60,137	$(10,463)	$218,579

See accompanying notes to condensed financial statements.

UNION DRILLING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2009

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

Effective July 1, 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification”) became the source of authoritative U.S. generally accepted accounting principles (“GAAP”). Any change to the FASB Codification will be communicated through an Accounting Standards Update (“ASU”). The adoption of the Codification had no material effect on the financial condition or results of operations of the Company.

On January 1, 2009, the Company implemented the requirements of the Fair Value Measurements and Disclosures Topic of the FASB Codification as it relates to non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in an entity’s financial statements on a non-recurring basis. This Topic utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

The implementation of the requirements of this Topic as it relates to the Company’s non-financial assets and non-financial liabilities that are recognized or disclosed at fair value on a non-recurring basis did not have a material impact on our financial position or results of operations. See Note 4 Property, Buildings and Equipment regarding the $2.9 million impairment charge recognized on certain long-lived assets for the nine months ended September 30, 2009.

The Fair Value Measurements and Disclosures Topic of the FASB Codification also requires that disclosures concerning the fair value of financial instruments be presented in interim as well as annual financial statements, effective prospectively for financial statements issued for interim periods ending after June 15, 2009. The adoption of this Topic’s disclosure requirements did not impact results of operations or financial condition. The required additional disclosures regarding financial instruments are shown below.

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

On January 1, 2009, the Company adopted the principles and requirements of the Business Combinations Topic of the FASB Codification. This Topic establishes how the acquirer in a business combination: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Topic applies prospectively to the Company for any business combinations for which the acquisition date is on or after January 1, 2009. Since there have been no business combinations in 2009, the adoption of this Topic did not have a material impact on our financial position or results of operations.

For interim or annual financial periods ending after June 15, 2009, the Subsequent Events Topic of the FASB Codification requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The adoption of this Topic’s disclosure requirements did not have any effect on the financial condition or results of operations of the Company.

3.	Accounts Receivable

Accounts receivable consist of the following (in thousands):

	September 30, 2009	December 31, 2008
Billed receivables	$19,208	$42,026
Unbilled receivables	402	4,394
Reserve for sales credits	(124)	(213)

Total receivables	19,486	46,207
Allowance for doubtful accounts	(1,381)	(1,495)

Net receivables	$18,105	$44,712

Unbilled receivables represent recorded revenue for contract drilling services performed that is billable by the Company at future dates based on contractual payment terms, and is anticipated to be billed and collected in the quarter following the balance sheet date.

4.	Property, Buildings and Equipment

Major classes of property, buildings and equipment are as follows (in thousands):

	September 30, 2009	December 31, 2008
Land	$988	$988
Buildings	1,634	1,489
Drilling equipment	422,467	367,940
Vehicles	12,255	12,192
Furniture and fixtures	168	168
Computer equipment	664	661
Leasehold improvements	110	110
Construction in progress	4,053	37,524

	442,339	421,072
Accumulated depreciation	(181,755)	(145,315)

	$260,584	$275,757

During the nine months ended September 30, 2009 and 2008, we capitalized $579,000 and $787,000, respectively, of interest costs incurred during the construction periods of certain drilling equipment.

Consistent with recent prior quarters, there is continued uncertainty of when a sustained recovery for our industry will occur. While there have been some encouraging signs, such as an increase in the overall U.S. land rig count and recent increases in spot prices for natural gas, business conditions remain challenging. As such, we performed an updated impairment analysis as of September 30, 2009 to determine if additional impairment charges were necessary related to our long-lived assets, including certain of our property and equipment. We estimated future cash flows over the estimated life of the identified long-lived assets and determined whether, on an undiscounted basis, estimated cash flows exceeded the carrying value of the long-lived assets. Based on our assessment, no impairment charge was recognized for the three months ended September 30, 2009. Additionally, the independent appraisal of our drilling equipment (as required under our credit facility) was substantially completed during the quarter which supported our conclusion that no additional impairment was necessary.

For the nine months ended September 30, 2009, $2.9 million of impairment was recognized related to certain long-lived assets. Estimated fair value was determined using significant unobservable inputs (Level 3) based on both an income approach and a market approach. The income approach was calculated as the estimated discounted future net cash flows assumed to be received from the operation of the asset over its useful life and a terminal value. The Company’s primary assumptions impacting the estimated future cash flows were (a) the utilization rate trends over the useful life of the asset, (b) revenues and operating costs per drilling day, and (c) terminal or salvage value for the asset. The market approach was calculated based on recent sales and purchases of similar assets by the Company. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of nonfinancial assets and liabilities and their placement within the fair value hierarchy levels. In the event that current market conditions do not improve, the Company may be required to record additional impairment of its property and equipment in the future, and such an impairment expense, even though non-cash, could be material and negatively impact our earnings.

5.	Accrued Expenses and Other Liabilities

A detail of accrued expenses and other liabilities is as follows (in thousands):

	September 30, 2009	December 31, 2008
Payroll and bonus	$1,924	$3,102
Workers’ compensation	531	604
Medical claims	871	775
Other taxes	1,752	3,582
Other	836	1,064

	$5,914	$9,127

Other taxes include sales and use, franchise and property taxes.

6.	Debt Obligations

In March 2005, the Company entered into a Revolving Credit and Security Agreement with PNC Bank, for itself and as agent for a group of lenders. This credit facility has been amended numerous times, most recently in September 2008. In addition to PNC Bank, the current group of lenders consists of Capital One Leverage Finance Corp., M&I Business Credit, LLC, M&T Bank and TD Bank, N.A. This credit facility matures on March 30, 2012 and provides for a $97.5 million borrowing base. Amounts outstanding under the credit facility bear interest, depending upon facility usage, at either (i) the higher of the Federal Funds Open Rate plus 75 to 125 basis points or PNC Bank’s base commercial lending rate (4.5% at September 30, 2009) or (ii) LIBOR plus 250 to 300 basis points (3.3% at September 30, 2009). Interest on outstanding loans is due monthly for domestic rate loans and at the end of the relevant interest period for LIBOR loans. Depending upon our facility usage, we are assessed an unused line fee of 37.5 to 62.5 basis points on the available borrowing capacity. The available borrowing capacity was $82.7 million as of September 30, 2009. There is a $7.5 million sublimit for letters of credit issued under this facility. If we repay and terminate the obligations under this facility, we will incur a substantial prepayment penalty.

To date, the credit facility primarily has been used to pay for rig acquisitions and for our working capital requirements. Cash used for capital expenditures for the first nine months of 2009 was $37.9 million and was primarily for drilling equipment. The credit facility may also be used by the Company, subject to certain conditions, to repurchase its common stock and/or pay a cash dividend. During the first nine months of 2009, treasury stock purchases totaled $1.6 million. As of September 30, 2009, we had a loan balance of $10.0 million under the credit facility, and an additional $4.8 million of the total capacity was utilized to support our letter of credit requirement. As of December 31, 2008, $42.6 million was outstanding under our credit facility and $3.5 million of the total capacity was utilized to support our letter of credit requirement.

In general, the credit facility is secured by substantially all of our assets. The forced liquidation value of our assets serving as collateral is determined at least annually by an independent appraisal, with adjustments for acquisitions and dispositions between appraisals. The credit facility contains affirmative and negative covenants and also provides for events of default typical for such an agreement. Among the affirmative covenants are requirements to maintain a specified tangible net worth and fixed charge coverage ratio. As of September 30, 2009, our actual tangible net worth was $216.9 million compared to the required minimum tangible net worth of $76.3 million, while our actual fixed charge coverage ratio of 6.9 exceeded the required 1.1 fixed charge coverage ratio. Among the negative covenants are restrictions on major corporate transactions, incurrence of indebtedness and amendments to our organizational documents. Events of default would include a change in control and any change in our operations or condition which has a material adverse effect. As of September 30, 2009, we were in compliance with all of our financial covenants.

In addition, the Company has entered into various equipment-specific financing agreements with several third-party financing institutions. The original terms of these agreements ranged from 30 to 48 months. In June 2009, we used $2.5 million in borrowings on our credit facility to pay off certain of these notes payable with interest rates higher than the revolving credit facility. As of September 30, 2009 and December 31, 2008, the total outstanding balance under these arrangements was $716,000 and $5.1 million, respectively, and is classified, according to payment date, in current portion of notes payable for equipment and long-term notes payable for equipment in the accompanying condensed balance sheets. At September 30, 2009, the stated interest rates on these borrowings range from zero percent to 4.2%.

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

The Company’s 2006, 2007 and 2008 U.S. federal income and employment tax returns are currently under examination by the I.R.S. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is currently reflected in our tax provisions and accruals. The final outcome of this examination is not determinable at this time.

8.	Stockholders’ Equity

At September 30, 2009, the number of authorized shares of common and preferred stock was 75,000,000 and 100,000 shares, respectively, of which 23,123,103 and zero were outstanding, and 1,807,314 and zero were reserved for future issuance under our existing equity plans.

In January 2009, the Company purchased in the open market 285,182 shares of common stock for $1.6 million, which are classified as treasury stock in the accompanying financial statements.

In June 2009, the Company completed a public offering consisting of 3.0 million shares of newly issued common stock at a price of $8.25 per share. Proceeds to the Company, net of underwriting discounts and other fees and expenses, were $23.2 million and were used to repay indebtedness outstanding under the Company’s revolving credit facility.

9.	(Loss) / Earnings Per Common Share

Because we incurred a net loss in the three and nine months ended September 30, 2009, basic and diluted loss per share for each period were calculated as our net loss divided by the weighted average shares outstanding. Approximately 262,000 and 283,000 weighted average options and restricted stock units to purchase shares of our common stock were excluded from the computation of diluted loss per share for the three and nine months ended September 30, 2009, respectively, because the effect of including them would have been antidilutive.

The following table presents a reconciliation of the numerators and denominators of basic earnings per share and diluted earnings per share computations as required by the Earnings Per Share Topic of the FASB Codification for 2008 when the Company’s stock compensation awards were not antidilutive (in thousands, except share and per share data):

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Net income	$5,947	$11,465

Weighted average shares outstanding	22,022,664	22,001,947
Incremental shares from assumed conversion of stock options and RSU’s	97,598	141,514

Weighted average and assumed incremental shares	22,120,262	22,143,461

Earnings per share:
Basic	$0.27	$0.52

Diluted	$0.27	$0.52

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

For the three and nine months ended September 30, 2009, the Company recorded stock-based compensation expense of $173,000 ($33,000, net of tax) and $1.1 million ($700,000, net of tax), respectively, which is included in general and administrative expense. For the three and nine months ended September 30, 2008, the Company recorded stock-based compensation of $792,000 ($532,000, net of tax) and $1.3 million ($927,000, net of tax), respectively. Total unamortized stock-based compensation was $3.9 million at September 30, 2009, and will be recognized over a weighted average service period of 3.3 years.

Stock options. Options typically vest over a three or four year period commencing on the first anniversary of the grant date and, unless earlier exercised or forfeited, expire on the tenth anniversary of the grant date. A summary of stock option activity for the nine months ended September 30, 2009 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

Outstanding at December 31, 2008	879,890	$10.40
Granted	25,000	9.89
Exercised	(98,722)	2.51
Expired/forfeited	(129,923)	14.68

Outstanding at September 30, 2009	676,245	$10.71	6.55	$665,041

Options exercisable at September 30, 2009	383,657	$10.57	5.4	$455,538

The weighted average fair value of options granted during the nine months ended September 30, 2009 was $6.10. The fair value of option grants is determined using the Black-Scholes option valuation model. The key input variables used in valuing the options were: risk free interest rate of 2.6%; stock price volatility of 73.9%; dividend yield of zero; and expected term of five years.

New shares of common stock are issued to satisfy options exercised. Cash received from the exercise of options for the nine months ended September 30, 2009 was $248,000. The total intrinsic value of options exercised during the nine months ended September 30, 2009 was $37,000.

A summary of options outstanding as of September 30, 2009, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Years of Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price

$3.80 to $9.89	218,590	5.5	$4.85	121,937	$3.90
$12.75 to $14.62	457,655	7.0	$13.50	261,720	$13.67

	676,245			383,657

Restricted stock awards. A summary of restricted stock unit activity for the nine months ended September 30, 2009 is as follows:

	Shares	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2008	264,774	$15.75
Forfeited	(4,283)	$4.67

Outstanding at September 30, 2009	260,491	$15.93

Employee retirement plan

The Company has a 401(k) plan available to substantially all of its employees. Company contributions to the plan are discretionary. The Company incurred employee matching contributions of $62,000 and $277,000 during the three and nine months ended September 30, 2009, respectively, and $157,000 and $454,000 during the three and nine months ended September 30, 2008, respectively. The decrease in 2009 compared to 2008 is primarily due to a decrease in employee participation in the plan and the use of forfeitures to fund matching contributions.

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

At September 30, 2009 and December 31, 2008, the threshold amounts were $37.9 million and $35.2 million, respectively. These amounts are determined based upon cash invested in UDC (and invested by UDC in the Company’s stock) plus a compounded annual return of 10% less cash returned to investors. During the three and nine months ended September 30, 2009, $18,000 and $42,000, respectively, of compensation costs were recognized as a result of the fair value of the assets owned by UDC exceeding the threshold. During the three and nine months ended September 30, 2008, $222,000 and $109,000 of compensation cost reversals were recognized as a result of the decrease in the market value of the Company’s stock during the third quarter of 2008. These amounts were classified as general and administrative expense.

The defined participants in this arrangement would be entitled to up to 22.5% of the value realized in excess of the threshold amount. Our CEO is entitled to approximately 1% of the 22.5%.

11.	Income Taxes

Income tax benefit for the three and nine months ended September 30, 2009 was $1.6 million and $3.9 million, respectively, which is an effective rate of 28% and 30%, respectively, of pre-tax book loss. This rate differs from the statutory rate of 35% primarily due to state income taxes, permanent book/tax differences such as those associated with the 50% deduction limitation on per diem payments for meals and non-cash compensation. Income tax expense for the three and nine months ended September 30, 2008 was $4.9 million and $8.7 million, respectively, which is an effective rate of 45% and 43%, respectively, of pre-tax book income.

At September 30, 2009 and December 31, 2008, we had $133,000 and $438,000, respectively, of unrecognized tax benefits, of which $86,000 and $285,000, respectively, would affect our effective tax rate if recognized. Such amounts are carried as other long-term liabilities.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2008	$438
Increases for tax positions of prior years	75
Reductions for tax positions of prior years	(298)
Increases for tax positions of current year	5
Settlements	(87)

Balance at September 30, 2009	$133

Interest and penalties related to uncertain tax positions are classified as interest expense and general and administrative costs, respectively. No interest or penalties related to unrecognized tax benefits were accrued during the three months ended September 30, 2009. During the nine months ended September 30, 2009, the Company recognized cost reversals of $104,000 in interest and penalty expense related to unrecognized tax benefits. During the three and nine months ended September 30, 2008, the Company recognized $9,000 and $73,000, respectively, in interest and penalty expense related to unrecognized tax benefits. As of September 30, 2009 and December 31, 2008, the Company had zero and $104,000, respectively, of interest and penalties accrued in relation to uncertain tax positions. It is reasonably possible that within the next 12 months, we may resolve some or all of the uncertain tax positions as a result of negotiations with taxing authorities which would result in a decrease in unrecognized tax.

The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions. The tax years 2006 to 2008 remain open to examination by the major taxing jurisdictions to which we are subject. In addition, tax years 1999, 2000, 2002 and 2003 remain open due to utilized losses in certain jurisdictions. The Company’s 2006, 2007 and 2008 U.S. federal returns are currently under examination by the I.R.S. Although the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than the Company’s accrued positions.

12.	Subsequent Events

Subsequent events have been evaluated through the date and time this quarterly report on Form 10-Q was filed.

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

The following table summarizes management’s key indicators of financial performance for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue days	2,000	4,823	7,282	13,004
Average number of marketed rigs	71.0	71.0	71.0	71.0
Marketed rig utilization rates	30.6%	73.8%	37.6%	66.8%
Revenue per revenue day	$17,592	$17,093	$17,626	$17,064
Operating expenses per revenue day	$11,167	$10,879	$11,351	$11,138

As a result of the decline in natural gas prices commencing in the second half of 2008, overall demand for drilling services correspondingly decreased. Consequently, we experienced a drop in our marketed rig utilization during the three and nine months ended September 30, 2009 compared to the same periods in 2008. This decline in demand primarily affected certain of our smaller rigs and caused our revenue days to decrease in 2009. The increase in revenue per revenue day in 2009 was partially attributable to the decreased utilization of our smaller rigs, which earn a lower dayrate than our larger rigs. In addition, revenue per revenue day for the three and nine months ended September 30, 2009 was favorably impacted by tolling agreements that we entered into in late March 2009 related to two rigs for which the operator elected to pay a stand-by or tolling rate rather than to operate them. Tolling rigs provide revenue without contributing any revenue days, and therefore, increase the calculated revenue per revenue day amount. For the three and nine months ended September 30, 2009, these tolling rigs increased revenue per revenue day by $428 and $232, respectively and operating expense per revenue day by $48 and $32, respectively.

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

Accounts receivable– We evaluate the creditworthiness of our customers based on their financial information, if available, information obtained from major industry suppliers, and our past experiences, if any, with the customer. In some instances, we require new customers to make prepayments. We typically invoice our customers semimonthly during the performance of daywork contracts and upon completion of the daywork contract. Footage contracts are invoiced upon completion of the contract. Our contracts generally provide for payment of invoices in 30 days. We established an allowance for doubtful accounts of $1.4 million and $1.5 million at September 30, 2009 and December 31, 2008, respectively. Any allowance established is subject to judgment and estimates made by management. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, our assessment of our customers’ current abilities to pay obligations to us and the condition of the general economy and the oil and gas industry as a whole. We write off specific accounts receivable when we determine they are uncollectible.

At September 30, 2009 and December 31, 2008, our unbilled receivables, excluding the reserve for sales credits, totaled $402,000 and $4.4 million, respectively, all of which relates to the revenue recognized, but not yet billed, on daywork and footage contracts in progress at September 30, 2009 and December 31, 2008, respectively. The $4.0 million decrease at September 30, 2009 compared to December 31, 2008 is due to lower production, increased progress billings and a $1 million contract settlement payment we received in January 2009. As of September 30, 2009 and December 31, 2008, the reserve for sales credits was $124,000 and $213,000, respectively.

Asset impairments – We assess the impairment of property and equipment whenever events or circumstances indicate that the asset’s carrying value may not be recoverable. In connection with this review, assets are grouped at the lowest level at which identifiable cash flows are largely independent of other asset groupings. The cyclical nature of our industry has resulted in fluctuations in rig utilization over periods of time. Management believes that the contract drilling business will continue to be highly cyclical and rig utilization will accordingly fluctuate. Based on expectations of future trends, we estimate future cash flows over the life of the respective assets in our assessment of impairment. These estimates of cash flows are based on historical cyclical trends in the oil and gas industry as well as management’s expectations regarding the continuation of these trends in the future. Factors that we consider important and which could trigger an impairment review would be any significant negative trends in the industry or the general economy, our contract revenue rates, our rig utilization rates, cash flows generated from operating our drilling rigs, existence of term drilling contracts, current and future oil and natural gas prices, industry analysts’ outlook for the oil and gas industry and their view of our customers’ access to capital and the trends in the price of used drilling equipment observed by our management. If a review of our drilling rigs indicates that our carrying value exceeds the estimated undiscounted future cash flows, we are required under applicable accounting standards to write down the drilling equipment to its fair value.

Consistent with recent prior quarters, there is continued uncertainty of when a sustained recovery for our industry will occur. While there have been some encouraging signs, such as an increase in the overall U.S. land rig count and recent increases in spot prices for natural gas, business conditions remain challenging. As such, we performed an updated impairment analysis as of September 30, 2009 to determine if additional impairment charges were necessary related to our long-lived assets, including certain of our property and equipment. We estimated future cash flows over the estimated life of the identified long-lived assets and determined whether, on an undiscounted basis, estimated cash flows exceeded the carrying value of the long-lived assets. Based on our assessment, no impairment was recognized for the three months ended September 30, 2009. Additionally, the independent appraisal of our drilling equipment (as required under our credit facility) was substantially completed during the quarter which supported our conclusion that no additional impairment was necessary.

For the nine months ended September 30, 2009, $2.9 million of impairment was recognized related to certain long-lived assets. Estimated fair value was determined using unobservable inputs based on both an income approach and a market approach. The income approach was calculated as the estimated discounted future net cash flows assumed to be received from the operation of the asset over its useful life and a terminal value. The Company’s primary assumptions impacting the estimated future cash flows were (a) the utilization rate trends over the useful life of the asset, (b) revenues and operating costs per drilling day, and (c) terminal or salvage value for the asset. The market approach was calculated based on recent sales and purchases of similar assets by the Company. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of nonfinancial assets and liabilities and their placement within the fair value hierarchy levels. In the event that current market conditions do not improve, the Company may be required to record additional impairment of its property and equipment in the future, and such an impairment expense, even though non-cash, could be material and negatively impact our earnings.

Accrued workers’ compensation – The Company accrues for costs under its workers’ compensation insurance program in accrued expenses and other liabilities. We have a deductible of $100,000 per covered accident under our workers’ compensation insurance. Our insurance policies require us to maintain letters of credit to cover our deductible payments. As of September 30, 2009 and December 31, 2008, we satisfied this requirement with letters of credit totaling $4.8 million and $3.5 million, respectively. Our borrowing capacity under our revolving credit agreement with our banks has been reduced by the same amount. We accrue for these costs as claims are incurred based on cost estimates established for each claim by the insurance companies providing the administrative services for processing the claims, including estimates for incurred but not reported claims, claims paid directly by us, administrative costs associated with these claims and our historical experience with these types of claims. In addition, if needed, we accrue on a monthly basis the estimated workers’ compensation premium payable to Ohio, a monopolistic state.

Some of our employees engaged in our Texas field operations were previously considered to be “shared employees.” Under this arrangement, we paid a fee for certain human resource functions, including the workers’ compensation and payroll liabilities, to be assumed by the third-party professional employer organization (“PEO”). This PEO arrangement in Texas was terminated effective August 2, 2009, and such employees are now covered under our workers’ compensation insurance program.

Stock-based compensation – Compensation cost resulting from share-based payment awards are measured at fair value and recognized in general and administrative expense on a straight line basis over the requisite service period for the entire award. The amount of compensation cost recognized at any date is at least equal to the portion of the grant-date value of the award that is vested at that date. For the three and nine months ended September 30, 2009, the Company recorded stock-based compensation expense of $173,000 ($33,000, net of tax) and $1.1 million ($700,000, net of tax), respectively. For the three and nine months ended September 30, 2008, the Company recorded stock-based compensation of $792,000 ($532,000, net of tax) and $1.3 million ($927,000, net of tax), respectively. Total unamortized stock-based compensation was $3.9 million at September 30, 2009 and will be recognized over a weighted average service period of 3.3 years.

The fair value of stock options granted is estimated using the Black-Scholes option valuation model based on assumptions for the risk-free interest rate, expected life of the option, dividend yield and volatility of our stock price. Volatility is based upon price performance of the Company and a peer company, as the Company does not have a sufficient historical price base to determine potential volatility over the term of the issued options. During the nine months ended September 30, 2009, 25,000 options were granted. No stock options were granted during the nine months ended September 30, 2008. The fair value of restricted stock or restricted stock units is the closing market price of the Company’s stock on the award grant date. No restricted stock or restricted stock units were granted during the nine months ended September 30, 2009. During the nine months ended September 30, 2008, 200,000 restricted stock units were granted.

New shares of common stock are issued to satisfy options exercised. Cash received from the exercise of options during the nine months ended September 30, 2009 and 2008 was $248,000 and $416,000, respectively. Any tax benefit realized from stock option exercises is included as a cash inflow from financing activities on the condensed statements of cash flows.

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

Statements of Operations Analysis

The following table provides selected information about our operations for the three and nine months ended September 30, 2009 and 2008 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues	$35,184	$82,439	$128,353	$221,906

Operating expenses	22,334	52,471	82,657	144,840

Depreciation and amortization	12,191	11,590	35,643	33,254
Impairment charge	—	—	2,929	—
General and administrative expense	5,825	8,593	19,606	23,347
Interest expense, net	189	172	558	672
Other income and gain (loss) on disposal of assets	(177)	1,231	—	406

Revenues. Our revenues decreased by $47.3 million, or 57%, and $93.6 million, or 42% in the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. This decrease in revenues was primarily due to the decrease in our marketed rig utilization in 2009.

Operating expenses. Our operating expenses during the three and nine months ended September 30, 2009 decreased $30.1 million, or 57%, and $62.2 million, or 43%, respectively, compared to the three and nine months ended September 30, 2008. The decrease in operating expenses is primarily related to the decrease in marketed rig utilization. Employment costs, fuel, supplies and repairs and maintenance costs decreased as a result of having a greater number of idled rigs compared to the prior year periods.

Depreciation and amortization. The increase in depreciation and amortization expense during the three and nine months ended September 30, 2009 compared to the same periods in 2008 was due to the increase in depreciable assets. The increase in depreciable assets during the last three months of 2008 and first half of 2009 was primarily a result of rig purchases and capital equipment upgrades added to our fleet as part of our 2008 capital spending program to enhance our fleet capabilities.

Impairment charge. During the nine months ended September 30, 2009, $2.9 million of impairment charges were recognized related to certain of our long-lived assets to write down the carrying value of these assets to fair value.

General and administrative expenses. Our general and administrative expenses decreased by $2.8 million, or 32%, and $3.7 million, or 16%, during the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. This decrease was primarily due to a decrease in the provision for doubtful accounts and decreased employment costs and other cost reductions in 2009 in response to the decrease in operations.

Interest expense, net. The $114,000 decrease in interest expense for the nine months ended September 30, 2009 compared to the same period in 2008 was primarily attributable to an increase in capitalized interest costs incurred during the construction periods of certain drilling equipment, decreased amortization for loan costs and a decrease in interest on financed assets. This decrease in interest expense was partially offset by an increase in interest due to the increase in the average balance of our revolving credit facility.

Other income and gain (loss) on disposal of assets. Other income and gain (loss) on disposal of assets decreased by $1.4 million and $406,000 for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008, primarily due to the absence of net gains on disposition of various assets which occurred during the third quarter of 2008.

Taxes. The decrease in income taxes for the three and nine months ended September 30, 2009 as compared to the same periods in 2008, is primarily due to pre-tax losses in 2009, compared to pre-tax income in 2008. Our effective income tax rate of 28% and 30% for the three and nine months ended September 30, 2009, respectively, differs from the federal statutory rate of 35% due to state income taxes and permanent book/tax differences such as those associated with the 50% deduction limitation on per diem meals expense and stock-based compensation. Further, the effective tax rate for 2009 differs from 2008 because recognition of pre-tax loss minimizes the effect of the 50% deduction limitation on per diems.

The Company’s 2006, 2007 and 2008 U.S. federal income and employment tax returns are currently under examination by the I.R.S. Although we believe our tax estimates are reasonable, the final determination of tax audits could be materially different than that which is reflected in our tax provisions and accruals.

Liquidity and Capital Resources

Our operations have historically generated sufficient cash flow to meet our requirements for debt service and equipment expenditures (excluding major business and asset acquisitions). Cash flow provided by operating activities during the first nine months of 2009 was $52.3 million compared to $64.8 million during the first nine months of 2008. This decrease in cash flow from operating activities was primarily due to our decrease in rig utilization in 2009.

Our cash flow from operations was partially used to invest in new machinery and equipment. During the first nine months of 2009 and 2008, cash used in investing activities totaled $37.6 million and $76.2 million, respectively. The decrease in 2009 reflects the completion of our 2008 capital spending program.

Cash flow used in financing activities was $15.1 million in the first nine months of 2009, compared to cash flow provided by financing activities of $13.6 million for the first nine months of 2008. In June 2009, the Company completed a public offering consisting of 3.0 million shares of newly issued common stock at a price of $8.25 per share. Proceeds to the Company, net of underwriting discounts and other fees and expenses, were $23.2 million and were used to repay indebtedness outstanding under the Company’s revolving credit facility. In the third quarter of 2009, we received refunds from the IRS of $6.4 million for 2006 taxes paid related to bonus depreciation claimed on our 2008 return. These refunds were also used to pay down indebtedness on our revolving credit facility. Net repayments on our revolving credit facility during the nine months ended September 30, 2009 were $32.7 million compared to net borrowings of $18.7 million during the same period in 2008. In June 2009, we used $2.5 million in borrowings on our credit facility to pay off certain notes payable for equipment with interest rates higher than the revolving credit facility. Net repayments on notes payable for equipment were $4.4 million and $2.0 million for the nine months ended September 30, 2009 and 2008, respectively. In addition, during the nine months ended September 2009, treasury stock was repurchased for $1.6 million.

We believe cash generated by our operations and our ability to borrow under our credit facility will allow us to meet our financial obligations for the foreseeable future.

Given substantial uncertainty in the capital and credit markets due to the current global economic environment, it is possible adverse global events beyond our ability to predict or control could occur. Our liquidity has not been materially affected by the volatility in the global economy and we presently do not expect our liquidity to be materially adversely impacted going forward. We intend to continuously monitor events surrounding the five banks in the lending group under our credit facility. While to date we have not experienced any problems accessing funds under our credit facility, we cannot accurately predict whether any further deterioration in global credit markets would impact us. For example, if a lender participating in our credit facility were not able to provide its committed funding, it is possible our liquidity could be adversely affected. Similarly, our customers are affected by these global economic conditions. If certain of our customers were to experience significant or prolonged credit restraints, this could cause them to curtail their drilling programs. Consequently, our cash flow from operations could be adversely affected, thus impacting our liquidity. Our cash flow from operations could also be negatively impacted if customers request extended payment terms or seek bankruptcy protection.

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

Uses of Capital Resources

For the three and nine months ended September 30, 2009 and 2008, the additions to our property and equipment consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Buildings	$20	$—	$37	$31
Drilling equipment	1,107	29,976	24,245	76,389
Vehicles	143	447	257	1,636
Furniture and fixtures	—	—	2	—
Computer equipment	28	52	31	72

Property and equipment additions	1,298	30,475	24,572	78,128
Plus adjustments for non-cash transactions:
Cash paid in current quarter for prior quarter accruals	889	—	13,824	—
Current quarter accruals	(475)	—	(475)	—
Asset exchange	(8)	—	(8)	—

Cash used for purchases of machinery and equipment	$1,704	$30,475	$37,913	$78,128

Additions to drilling equipment during the nine months ended September 30, 2009 includes $18.3 million for progress payments related to four rigs that became available for service during the second quarter of 2009.

Working Capital

Our working capital was $14.2 million and $20.6 million at September 30, 2009 and December 31, 2008, respectively. Our current ratio, which we calculate by dividing our current assets by our current liabilities, was 2.2 at September 30, 2009 compared to 1.5 at December 31, 2008.

The changes in the components of our working capital were as follows (in thousands):

	September 30, 2009	December 31, 2008	Change
Cash and cash equivalents	$15	$406	$(391)
Accounts receivable	18,105	44,712	(26,607)
Inventories	2,108	1,536	572
Prepaid expenses, deposits and other receivables	5,972	11,617	(5,645)
Deferred taxes	126	406	(280)

Current assets	26,326	58,677	(32,351)

Accounts payable	5,639	25,361	(19,722)
Current portion of notes payable for equipment	548	3,126	(2,578)
Current portion of customer advances	—	484	(484)
Accrued expenses and other liabilities	5,914	9,127	(3,213)

Current liabilities	12,101	38,098	(25,997)

Working capital	$14,225	$20,579	$(6,354)

The $26.6 million decrease in our accounts receivable at September 30, 2009 from December 31, 2008 was due primarily to the decrease in revenues during the first nine months of 2009. In addition, during the nine months ended September 30, 2009, $1.1 million of accounts receivable was determined to be bad debt and expensed.

Prepaid expenses, deposits and other receivables decreased $5.6 million from December 31, 2008 to September 30, 2009. This decrease is primarily attributable to the $2.3 million amortization of prepaid insurance and $3.4 million decrease in income tax recoverable.

The $19.7 million decrease in accounts payable was primarily due to the payment of capital expenditures accrued during the fourth quarter of 2008 and decreases in capital, operating and general and administrative expenses related to lower rig utilization and other cost control measures in 2009.

Current portion of notes payable for equipment decreased $2.6 million primarily due to the early pay off in June 2009 for certain notes payable with interest rates higher than the revolving credit facility.

Accrued expenses and other liabilities decreased $3.2 million at September 30, 2009 from December 31, 2008 primarily due to $2.5 million in payments in 2009 for state taxes accrued at December 31, 2008. In addition, accrued payroll decreased due to the decrease in headcount as a result of the decrease in rig utilization.

Long-term Debt

Our long-term debt at September 30, 2009 and December 31, 2008 consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Revolving credit facility	$9,967	$42,645
Long-term notes payable for equipment	168	1,974

	$10,135	$44,619

Contractual Obligations

The Company did not enter into any significant contractual obligations during the nine months ended September 30, 2009.

Inflation

During the first nine months of 2009, we have experienced no meaningful impacts to our business resulting from any inflationary pressure. Management presently believes any impacts from inflation will be minimal over the remainder of 2009.

Off Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements.

Recently Issued Accounting Standards

See Note 2 “Recent Accounting Pronouncements” of the financial statements for recently issued accounting standards, such information being incorporated herein by reference.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk exposure related to changes in interest rates on our revolving credit facility, which provides for interest on borrowings at a floating rate. At September 30, 2009, we had $10.0 million outstanding debt on our revolving credit facility. Assuming no change in the net principal balance, a hypothetical increase or decrease of 100 basis points in the interest rate would have a corresponding decrease or increase in our annual pre-tax income of approximately $100,000.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), which we refer to as disclosure controls, are controls and procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our CEO and Interim CFO, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any control system. A control system, no matter how well conceived and operated, can provide only reasonable assurance that its objectives are met. No evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

As of September 30, 2009, an evaluation was carried out under the supervision and with the participation of our management, including the CEO and the Interim CFO, of the effectiveness of the design and operation of our disclosure controls. Based upon that evaluation, the CEO and the Interim CFO concluded that, as of such date, the design and operation of these disclosure controls were effective to accomplish their objectives at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Refer to Note 7 “Commitments and Contingencies” of the financial statements for information on legal proceedings, such information being incorporated herein by reference.

ITEM 1A.	RISK FACTORS

Risks Relating To Our Business

We operate in a highly competitive industry with excess drilling capacity which can adversely affect our results of operations and access to our revolving credit facility.

The contract land drilling services industry in which we operate is very competitive. Further, drilling rigs are mobile and can be moved from one market to another in response to market conditions, which heightens the competition in the industry. Over the last two years, there has been a substantial increase in the supply of land drilling rigs, whether through new construction or refurbishment, while the demand for such rigs over the last year has dramatically decreased due to low natural gas prices. As a result, there is currently excess capacity in the geographic markets in which we operate with the number of drilling rigs available for use exceeding the demand for rigs. Excess capacity and price competition can negatively impact our revenue rates, utilization and profitability, as well as the value of our rig equipment, which could result in write-downs of our asset carrying values. The availability of our revolving credit facility is based, in part, on the value of our rig equipment, and if there are significant declines in the value of such equipment, access to our revolving credit facility could be reduced.

Risks Related to Our Common Stock

We do not intend to pay cash dividends on our common stock in the foreseeable future, and therefore only appreciation of the price of our common stock, which may not occur, will provide a return to our stockholders.

We currently anticipate that we will retain all future earnings, if any, to finance growth and development of our business. We do not intend to pay cash dividends in the foreseeable future. Any payment of cash dividends will depend upon our financial condition, capital requirements, earnings and other factors deemed relevant by our board of directors. In addition, the terms of our revolving credit facility restrict us from paying dividends and making other distributions unless certain conditions are satisfied. As a result, only appreciation of the price of our common stock, which may not occur, will provide a return to our stockholders.

There have been no other material changes during the quarter ended September 30, 2009 in our “Risk Factors” as discussed in detail in our 2008 Annual Report on Form 10-K. The risks described in our Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may, especially in a volatile economic environment, materially adversely affect our business, financial condition and/or operating results.

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

UNION DRILLING, INC.

/s/ Christopher D. Strong

Christopher D. Strong
President, Chief Executive Officer and Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: November 3, 2009

UNION DRILLING, INC.

INDEX TO EXHIBITS

Exhibit Number		Description

3.1	—	Form of Amended and Restated Certificate of Incorporation of Union Drilling (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 (File No. 333-127525) filed on August 15, 2005).

3.2	—	Form of Amended and Restated Bylaws of Union Drilling (incorporated by reference to Exhibit 3.1 to our Form 8-K (File No. 000-51630) filed on August 9, 2007).

31.1*	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.**

31.2*	—	Certification of Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.**

32.1*	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.**

32.2*	—	Certification of Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.**

*	Filed with this Report.
**	This Certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. This Certification shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, whether made before or after the date hereof, except to the extent that the Company specifically incorporates it by reference.