Form 10-K
period 2009-12-31
UNION DRILLING INC
filed 2010-03-05
CIK 1133260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-51630

UNION DRILLING, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	16-1537048
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4055 International Plaza Suite 610 Fort Worth, Texas	76109
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 817-735-8793

Registrant’s website: www.uniondrilling.com

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 Par Value	NASDAQ Global Select Market
(Title of each class)	(Name of each exchange on which registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No ☒

The aggregate market value of the registrant’s voting and nonvoting common equity held by non-affiliates of the registrant as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was $99,710,347 based on the last sales price of the registrant’s common stock on June 30, 2009 as reported on the NASDAQ Global Select Market. The determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for other purposes. The calculation excludes shares held by directors and officers and by each stockholder whose ownership exceeded 10% of the Registrant’s outstanding Common Stock. Exclusion of these shares should not be construed to indicate that any such person controls, is controlled by or is under common control with the Registrant.

As of March 4, 2010, there were 25,123,103 shares of common stock, par value $0.01 per share, of the registrant issued and 23,123,103 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement related to the registrant’s 2010 Annual Meeting of Stockholders to be held on June 10, 2010 to be filed subsequently with the Securities and Exchange Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K.

ii

PART I

Item 1.	Business

We provide contract land drilling services and equipment, primarily to natural gas producers in the United States. In addition to our drilling rigs, we provide the drilling crews and most of the ancillary equipment needed to operate our drilling rigs. We commenced operations in 1997 with 12 drilling rigs and related equipment acquired from an entity providing contract drilling services under the name “Union Drilling.” Through a combination of acquisitions and new rig construction, we currently operate a fleet of 71 marketed land drilling rigs. We presently focus our operations in selected natural gas production regions in the United States. We do not invest in oil and natural gas properties. The drilling activity of our customers is highly dependent on many factors, including the market price of oil and natural gas, available capital, available drilling prospects, support services and market availability. These factors should not be considered an exhaustive list. See Item 1A. “Risk Factors.”

Substantially all of our rigs operate in unconventional natural gas producing areas, which are characterized by formations with very low permeability rock, such as shales, tight sands and coal bed methane, or CBM, that require specialized drilling techniques to efficiently develop the natural gas resources. Horizontal drilling is often used in these formations to increase the exposure of the wellbore to the natural gas producing formation and increase drainage rates and production volumes. We have equipped 53 of our 71 rigs for drilling horizontal wells. As many of these areas are also characterized by hard rock formations entailing more difficult drilling conditions, we have equipped 50 of our 71 rigs with compressed air circulation systems, also known as underbalanced drilling, which provides higher penetration rates through hard rock formations when compared to traditional fluid-based circulation systems. We are also in the process of outfitting seven of our 71 rigs with walking or skidding systems which allow for multiple wells to be drilled in a single location to provide efficiency and to reduce the overall environmental impact. Moreover, we continue to enhance our fleet of drilling rigs with technological capabilities through upgrades, acquisitions or new rig construction in order to improve drilling productivity and reduce total well costs for our customers.

Our market

We provide drilling services to customers primarily engaged in developing unconventional natural gas formations throughout the United States. Our strategy is to focus our operations in the major U.S. shale formations, with high growth potential, low finding and development costs, and adequate takeaway capacity. Our principal operations are in the Appalachian Basin, extending from New York to Tennessee including the Marcellus and Huron shales, as well as the Clinton and Medina sands; the Arkoma Basin in eastern Oklahoma and Arkansas, including the Fayetteville and Caney shales; and the Fort Worth Basin in Northern Texas, including the Barnett Shale and Permian Basin.

Customers

We market our rigs to a number of customers, who are principally independent natural gas producers. Repeat business from customers accounts for a substantial portion of our business. In 2009, 2008 and 2007, we performed services for 64, 121 and 114 customers, respectively. In 2009, 2008 and 2007, our top 20 customers provided 89%, 71% and 76%, respectively, of our total revenue. The following table shows our three largest customers as a percentage of our total contract drilling revenue for each of our last three years.

Year	Customer	Total Contract Drilling Revenue Percentage
2009	XTO Energy Inc.	27.9%
	Quicksilver Resources Inc.	15.9%
	Chief Oil & Gas LLC	10.9%

	Total	54.7%

2008	XTO Energy Inc.	17.7%
	Quicksilver Resources Inc.	12.4%
	Chief Oil & Gas LLC	4.9%

	Total	35.0%

2007	XTO Energy Inc.	14.5%
	Quicksilver Resources Inc.	12.9%
	Hallwood Energy, L.P.	6.5%

	Total	33.9%

Drilling contracts

We enter into written contracts with our customers for all rig deployments. The length of contracts has ranged from very short term, for example, a one-well project, to much longer term for major exploration programs. Our contracts for drilling natural gas wells are obtained either through competitive bidding or through direct negotiations with customers. Our oil and natural gas drilling contracts provide for compensation on a daywork (fixed rate per day is charged) or footage (fixed rate per foot of hole drilled to a stated depth) basis. Contracts performed on a footage basis involve greater risk to the contractor than do contracts performed on a daywork basis. In 2009 and 2008, approximately 96% and 90%, respectively, of our revenues were derived from daywork contracts. Contract terms we offer generally depend on the complexity and risk of operations, the on-site drilling conditions, the type of equipment used and the anticipated duration of the work to be performed. Our contracts generally provide for the drilling of a single well or a series of wells and typically permit the customer to terminate on short notice. In most instances, our contacts provide for additional payments related to rig mobilization and demobilization, as well as reimbursement of certain out-of-pocket costs.

As of December 31, 2009, we had 18 rigs under term contracts, which we define as a contract for drilling services with an original term in excess of six months. In some cases, a contract may be extended beyond the original term at prices mutually agreeable to us and the customer.

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

Our drilling rigs have engines that power the hoisting and rotating systems rated from 400 to 1,600 horsepower and derricks with weight suspension capacities from 110,000 to 750,000 pounds. Most of our rigs that are equipped for horizontal drilling have a pair of circulating pumps, each powered by engines that vary from 500 to 1,600 horsepower and our rigs that are capable of underbalanced drilling have two to four air compressors and one to two compression boosters, each with engines of 450 to 750 horsepower. Twenty-three of our rigs also have top drive units that separate the power and control of the hoisting and rotating functions, which often provides better performance in horizontal drilling. Many larger drilling rigs capable of drilling in deep formations generate electricity from diesel engines and power electric motors attached to the equipment in the hoisting, rotating and circulating systems. We have ten rigs of this design.

Due to the geologic characteristics in the Appalachian and Arkoma Basins, many of the wells drilled in these areas utilize underbalanced or air drilling. We believe that air drilling provides advantages over traditional fluid drilling techniques when drilling through hard rock formations. These advantages include improved drilling penetration rates, no fluid loss into the formation and minimized formation damage. We believe that we are one of the most experienced U.S. contractors using air drilling techniques.

We are in the process of outfitting seven of our rigs with either walking or skidding systems that allow for pad drilling, or drilling of multiple wellheads on one surface location in order to reduce the environmental impact of drilling because less surface area is disturbed, provide for less wear to our rig equipment and less time relocating the rig, all of which make it more efficient and less expensive to complete and produce the wells for our customers.

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

The following table sets forth certain information regarding each of our marketed rigs as of February 26, 2010:

Rig No.	Drawworks (HP)	Capacity (LBS)	Pumps (HP)	Horizontal	Under- balanced	Top Drive	Built / Rebuilt
58	1,600	750,000	1,600	✓	✓	✓	2008
219	1,500	750,000	1,600	✓		✓	2006
220	1,500	750,000	1,600	✓		✓	2006
221	1,500	750,000	1,600	✓			2006
222	1,500	750,000	1,600	✓		✓	2007
223	1,500	750,000	1,600	✓		✓	2007
224	1,500	750,000	1,600	✓			2007
212	1,400	460,000	1,300	✓			2005
216	1,200	520,000	1,300	✓			2005
122	1,200	500,000	1,600	✓	✓	✓	2007 / 2008
227	1,000	550,000	1,600	✓		✓	2009
209	1,000	550,000	1,300	✓	✓	✓	2008 / 2010
217	1,000	550,000	1,300	✓			1978 / 2008
225	1,000	550,000	1,300	✓			1976 / 2007
207	1,000	550,000	1,600	✓	✓	✓	2008 / 2008

Rig No.	Drawworks (HP)	Capacity (LBS)	Pumps (HP)	Horizontal	Under- balanced	Top Drive	Built / Rebuilt
121	1,000	500,000	1,000	✓	✓		2008 / 2008
54	1,000	441,000	1,300	✓	✓	✓	2004
59	1,000	400,000	900	✓	✓	✓	2007
214	920	390,000	1,000	✓	✓		1970
125	900	500,000	1,600	✓	✓		2009
126	900	500,000	1,600	✓	✓		2009
215	900	420,000	1,000	✓			2005
226	900	420,000	900	✓			1972 / 2008
48	900	410,000	1,000	✓	✓	✓	1982
124	900	400,000	1,300	✓	✓	✓	1982 / 2009
47	900	369,000	1,000	✓	✓		1981 / 2007
52	900	365,000	1,000	✓	✓	✓	1975 / 2002
21	900	365,000	1,000	✓	✓	✓	1982 / 2007
38	900	358,000	900	✓	✓		1981 / 2005
43	900	358,000	1,000	✓	✓	✓	1979 / 2001
206	900	350,000	900	✓			1980 / 2008
51	850	300,000	800	✓	✓		1979 / 2007
110	800	500,000	1,000	✓	✓		1964 / 2005
211	800	390,000	1,000	✓	✓		1968
123	800	390,000	1,000	✓	✓		1957 / 2008
112	800	375,000	800	✓	✓		1967
40	800	358,000	800	✓	✓		1976 / 2008
104	800	300,000	900	✓	✓		1978
114	800	250,000	800	✓	✓		1976
116	800	250,000	800	✓	✓		1976 / 2008
205	750	350,000	800	✓			1975
210	750	280,000	650				1968
115	700	250,000	900	✓	✓		1976 / 2007
109	600	110,000	n/a		✓	✓	2000 / 2007
55	515	185,000	n/a	✓	✓	✓	2005
56	515	185,000	n/a	✓	✓	✓	2005
57	515	185,000	550	✓	✓	✓	2005
53	515	185,000	350	✓	✓	✓	2004
32	500	310,000	900	✓	✓		1982
46	500	300,000	1,000	✓	✓		1982
37	500	300,000	600		✓		1982 / 2006
45	500	300,000	n/a		✓		1984 / 2007
44	500	275,000	600		✓		1985 / 2008
119	500	120,000	500	✓	✓	✓	2004
117	500	110,000	n/a		✓	✓	2003
8	475	195,000	600				1963
24	450	300,000	600		✓		1981
25	450	300,000	600		✓		1978 / 2007
34	450	300,000	600		✓		1979 / 2007
35	450	300,000	600		✓		1979
36	450	300,000	600		✓		1980

Rig No.	Drawworks (HP)	Capacity (LBS)	Pumps (HP)	Horizontal	Under- balanced	Top Drive	Built / Rebuilt
105	450	260,000	800	✓	✓		1968
5	450	240,000	n/a		✓		1981
42	450	231,000	400				1981
20	450	224,000	800	✓	✓		1982
18	450	224,000	400				1981
15	450	212,000	800		✓		1982
10	450	212,000	n/a	✓	✓		1979
1	450	212,000	250				1975
108	450	200,000	800	✓	✓		1979
203	400	180,000	400				1955

Competition

We encounter substantial competition from other land drilling contractors. The fact that drilling rigs are mobile and can be moved from one region to another in response to market conditions heightens the competition in the industry. Our principal competitors include smaller, family-owned companies as well as larger privately held drilling companies and publicly traded drilling companies. No single drilling company dominates within our regions. We believe rig capability, pricing and rig availability are the primary factors our potential customers consider in determining which drilling contractor to select. In addition, we believe the following factors are important:

•	the mobility and efficiency of the rigs;

•	the safety records of the rigs;

•	crew experience and skill;

•	customer relationships;

•	the offering of ancillary services; and

•	the ability to provide drilling equipment adaptable to, and personnel familiar with, current technologies and drilling techniques.

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

In the southern Appalachian Basin, our operations are limited primarily by winter weather in the fourth quarter and the first quarter. In the northern Appalachian Basin, our operations are limited primarily by the frost laws in the first quarter and the second quarter.

Employees

As of February 26, 2010, we had approximately 1,000 employees. The number of employees fluctuates depending on the number of drilling projects we are engaged in at any particular time. None of our employment arrangements is subject to collective bargaining arrangements.

Government regulation and environmental matters

General

Many aspects of our operations are subject to federal, state and local, environmental, health and safety laws and regulations. We do not anticipate any material capital expenditures for environmental control facilities or extraordinary expenditures to comply with environmental rules and regulations in the foreseeable future. However, compliance costs under existing laws or under any new requirements could become material, and we could incur liability in any instance of noncompliance.

Environmental regulation

Our activities are subject to federal, state and local laws and regulations governing environmental quality, pollution control and the preservation of natural resources (including global climate change). These laws and regulations concern, among other things, air emissions, water use and disposal, the containment, disposal and recycling of waste materials, and reporting of the storage, use or release of certain chemicals or hazardous substances. Numerous federal and state environmental laws regulate drilling activities and impose liability for discharges of waste or spills, including those in coastal areas.

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

Environmental regulations that affect our customers also have an indirect impact on us. Increasingly stringent environmental regulation of the oil and natural gas industry has led to higher drilling costs and a more difficult and lengthy well permitting process. The primary environmental statutory and regulatory programs that affect our operations include The Oil Pollution Act of 1990 (OPA), and the Comprehensive Environmental Response, Compensation, and Liability Act, as amended (CERCLA). OPA pertains to the prevention of and response to spills or discharges of hazardous substances or oil into navigable waters. We have incurred no liability under OPA. CERCLA imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release of a “hazardous substance” into the environment. To date, we have not been named as a potentially responsible party under CERCLA.

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

Available Information

We were incorporated in the State of Delaware in 1997. Our principal executive offices are located at 4055 International Plaza, Suite 610, Fort Worth, Texas 76109. Our telephone number is 817-735-8793.

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission, or SEC. You may read and copy our reports, proxy statements and other information at the SEC’s public reference room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549-0213. You can request copies of these documents at prescribed rates by writing to the SEC at Public Reference Section, SEC, 100 F Street, N.E., Washington, D.C. 20549-0213. Please call the SEC at 1 800-SEC-0330 for more information about the operation of the public reference room. Our SEC filings are also available at the SEC’s website at www.sec.gov. Because our common stock is listed on the NASDAQ Global Select Market, you may also inspect reports, proxy statements and other financial information about us at the offices of the NASDAQ Global Select Market, One Liberty Plaza, 165 Broadway, New York, New York 10006.

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

The contract land drilling services industry in which we operate is very competitive. Further, drilling rigs are mobile and can be moved from one region to another in response to market conditions, which heightens the competition in the industry. Over the last few years, there has been a substantial increase in the supply of land drilling rigs, whether through new construction or refurbishment, while the demand for such rigs over the last year has dramatically decreased due to volatile natural gas prices. In recent months, while there has been an increase in drilling activities, it has been limited to certain shale plays and dominated by higher performance rigs. As a result, there is currently excess capacity in certain geographic markets in which we operate with the number of drilling rigs available for use exceeding the demand for rigs. Excess capacity and price competition can negatively impact our revenue rates, utilization and profitability, as well as the value of our rig equipment, which could result in write-downs of our asset carrying values. The availability of our revolving credit facility is based, in part, on the value of our rig equipment, and if there are significant declines in the value of such equipment, access to our revolving credit facility could be reduced.

A weak global economy may affect the Company’s business.

As a result of recent volatility in oil and natural gas prices and lingering uncertainty of when the global economic environment will begin a sustained recovery, the Company is unable to accurately predict the extent to which its customers will spend on exploration and development drilling or whether customers and /or vendors and suppliers will be able to access financing necessary to sustain or increase their current level of operations, fulfill their commitments and/or fund future operations and obligations. Furthermore, the Company is unable to predict the extent its existing customers will have continuing viability and capability to pay amounts owed to the Company. The weak global economic environment continues to impact industry fundamentals, and the resulting decrease in demand for drilling rigs could cause the drilling industry to remain in a contracted state. These conditions could have a material adverse effect on the Company’s business, including reductions in our revenues and impairments of our rig fleet.

Our business and operations are substantially dependent upon, and affected by, the level of U.S. land-based natural gas exploration and development activity, which has experienced significant volatility. If the level of that activity remains depressed, our business and results of operations could be adversely affected.

Our business and operations are substantially dependent upon, and affected by, the level of U.S. land-based natural gas exploration and development activity. Exploration and development activity determines the demand for contract land drilling and related services. We have no control over the factors driving the level of U.S. natural gas exploration and development activity. If the level of that activity remains depressed, our business and results of operations could be adversely affected. Other factors include, among others, the following:

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

The land-based contract drilling industry has experienced significant volatility in profitability and asset values. The industry’s most recent significant downturn began in the second half of 2008 and declined rapidly in the first half of 2009. Management is unable to predict at the present time the extent or longevity of this market decline. The major causes of the industry downturn were generated by a significant widespread global economic downturn and credit restrictions. This economic downturn, driven by decreasing demand, has generated lower natural gas prices and, in turn, has reduced many of our customers’ capital expenditures as well as their ability to finance their commitments. We cannot predict the future level of demand for, or pricing of, natural gas, for our contract drilling services or overall future conditions in the land-based contract drilling industry. We have experienced a decline in our rig utilization, and continue to receive requests from customers for pricing considerations. We actively monitor, evaluate, and implement changes to meet these changing conditions. We have laid off workers, deferred capital expenditure to future periods and reduced costs.

Term contracts may in certain instances be terminated without an early termination payment.

Term drilling contracts customarily provide for termination at the election of the customer, with an “early termination payment” to be paid to the Company if a contract is terminated prior to the expiration of the term. However, under certain limited circumstances, such as destruction of a drilling rig, limited capital resources of the customer or bankruptcy of the customer, no early termination payment may be paid to the Company or, if paid, not paid in a timely manner. Even if an early termination payment is owed to the Company, the continuing weak economy may affect the customer’s ability to timely pay (or pay at all) the early termination payment.

In the year ended December 31, 2009, we derived approximately 55% of our total revenues from three customers. The loss of any of those customers or the failure to remarket the rigs employed by those customers could have a material adverse effect on our financial condition and results of operations.

In the year ended December 31, 2009, our three largest customers accounted for approximately 28%, 16% and 11%, respectively, of our total revenues. Our principal customers may not continue to employ our services and we may not be able to successfully remarket the rigs. The loss of any of our principal customers or the failure to remarket the rigs utilized by those customers could have a material adverse effect on our financial condition and results of operations.

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

Decreased demand among drilling contractors for consumable supplies, including fuel, and ancillary rig equipment, such as pumps, valves, drillpipe and engines, may lead to future delays in obtaining these materials and our inability to operate our rigs in an efficient manner.

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

The contract drilling industry is capital intensive. Our cash flow from operations and the continued availability of credit are subject to a number of variables, including general economic conditions, and more specifically, our rig utilization rates, operating margins and ability to control costs and obtain contracts in a competitive industry. Our cash flow from operations and present borrowing capacity may not be sufficient to fund our anticipated acquisition program, capital expenditures and working capital requirements. We may from time to time seek additional financing, either in the form of bank borrowings, sales of debt or equity securities or otherwise. To the extent our capital resources and cash flow from operations are at any time insufficient to fund our activities or repay our indebtedness as it becomes due, we will need to raise additional funds through public or private financings or additional borrowings. We may not be able to obtain any such capital resources in the amount or at the time when needed. If we are at any time not able to obtain the necessary capital resources, our financial condition and results of operations could be materially adversely affected.

We could be adversely affected if we lost the services of certain of our officers and key employees.

The success of our business is highly dependent upon the services, efforts and abilities of certain key employees, such as our regional managers and of Christopher D. Strong, our President and Chief Executive Officer and David S. Goldberg, our General Counsel. Our business could be materially and adversely affected by the loss of any of these individuals. We have limited employment agreements with some key employees. We do not maintain key man life insurance on the lives of any of our executive officers.

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

We have limited control over the timing of payment of our deferred tax liabilities.

We currently have deferred tax liabilities and have limited control over the timing of the payment of these deferrals. These deferred liabilities could come due at a time when our revenues are reduced. This could cause tax payments to be due at a time when our cash flow from operations is reduced. Such a situation could have a material adverse effect on our financial condition.

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

The U.S. oil and natural gas industry is affected from time to time in varying degrees by political developments and federal, state and local environmental, health and safety laws and regulations applicable to our business. Our operations are vulnerable to certain risks arising from the numerous environmental health and safety laws and regulations. These laws and regulations may restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling activities, require reporting of the storage, use or release of certain chemicals and hazardous substances, require removal or cleanup of contamination under certain circumstances, and impose substantial civil liabilities or criminal penalties for violations. Environmental laws and regulations may impose strict liability, rendering a company liable for environmental damage without regard to negligence or fault, and could expose us to liability for the conduct of, or conditions caused by, others, or for our acts that were in compliance with all applicable laws at the time such acts were performed. Moreover, there has been a trend in recent years toward stricter standards in environmental, health and safety legislation and regulation, which may continue. While the scientific debate concerning the impact of human activities on world climate change continues, we recognize the need to minimize in a commercially reasonable manner our impact on the environment, including the release of greenhouse gases.

We may incur material liability related to our operations under governmental regulations, including environmental, health and safety requirements. We cannot predict how existing laws and regulations may be interpreted by enforcement agencies or court rulings, whether additional laws and regulations will be adopted, or the effect such changes may have on our business, financial condition or results of operations. Because the requirements imposed by such laws and regulations are subject to change, we are unable to forecast the ultimate cost of compliance with such requirements. The modification of existing laws and regulations or the adoption of new laws or regulations, both in the U.S. and globally, which directly or indirectly curtail exploratory or development drilling for oil and natural gas for economic, political, environmental or other reasons could have a material adverse effect on us by limiting drilling opportunities.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

Our revolving credit facility contains various provisions that limit our ability to engage in specified types of transactions. These provisions limit our ability to, among other things:

•	incur additional indebtedness;

•	issue certain preferred shares;

•	unless certain conditions are satisfied, pay dividends on or make distributions in respect of our capital stock or make other restricted payments;

•	make certain investments, including capital expenditures;

•	sell certain assets;

•	create liens; and

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets.

Risks Related to Our Common Stock

Our principal stockholder has significant ownership.

As of February 26, 2010, Union Drilling Company LLC, our principal stockholder, owned approximately 34% of our outstanding common stock. As a result, Union Drilling Company LLC and its affiliates may substantially influence the outcome of stockholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in our certificate of incorporation or bylaws and the approval of mergers and other significant corporate transactions. The existence of this level of ownership concentration makes it less likely that any small holder of our common stock will be able to affect the management or direction of Union Drilling. These factors may also have the effect of delaying or preventing a change in the management or voting control of Union Drilling.

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

We currently anticipate that we will retain all future earnings, if any, to finance growth and development of our business. We do not intend to pay cash dividends in the foreseeable future. Any payment of cash dividends will depend upon our financial condition, capital requirements, earnings and other factors deemed relevant by our board of directors. In addition, the terms of our revolving credit facility restrict us from paying dividends and making other distributions unless certain conditions are satisfied. As a result, presently only appreciation of the price of our common stock, which may not occur, will provide a return to our stockholders.

Trading volume of our common stock may contribute to its price volatility.

Our common stock is traded on the NASDAQ Global Select Market. During the period from January 1, 2009 through February 26, 2010, the average daily trading volume of our common stock as reported by the NASDAQ Global Select Market was 80,563 shares. There can be no assurance that a more or less active trading market in our common stock will develop. As a result, relatively small or large trades may have a disproportionate impact on the price of our common stock and, therefore, may contribute to the price volatility of our common stock. As a result, our common stock may be subject to greater price volatility than the stock market when taken as a whole, or comparable securities of other contract drilling service providers, who may or may not have greater volumes.

The market price of our common stock has been, and may continue to be, volatile. During the period from January 1, 2009 through February 26, 2010, the trading price of our common stock ranged from $2.51 to $10.25 per share. Because of the limited trading market of our common stock and the price volatility of our common stock, you may be unable to fully sell shares of our common stock when you desire or at a price you desire.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal executive offices are located in Fort Worth, Texas and include approximately 12,600 square feet of leased office space. Our contract drilling operations are conducted from eight field offices (three offices serving the Appalachian basin, three offices serving the Barnett and Permian basins, and two offices serving the Arkoma basin) which contain warehouse, office and yard space to support day-to-day operations, including the repair and maintenance of equipment as well as the storage of equipment, inventory and supplies and to facilitate administrative responsibilities and sales. We own three of our field office locations, while the rest are leased. We believe that none of the leased facilities is individually material to our operations and that our existing facilities are suitable and adequate to meet our needs.

Item 3.	Legal Proceedings

See Note 12 of the financial statements, included in “Item 8. Financial Statements and Supplementary Data” for a summary of our legal proceedings, such information being incorporated herein by reference.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of February 26, 2010, 23,123,103 shares of our common stock were outstanding. As of February 26, 2010, the number of holders of record of our common stock was seven.

Our common stock trades on the NASDAQ Global Select Market under the symbol “UDRL.” The following table sets forth, for each of the periods indicated, the high and low trading price per share for our common stock on the NASDAQ Global Select Market:

	Low	High
Fiscal Year 2009
Fourth quarter	$5.80	$8.29
Third quarter	$5.36	$7.91
Second quarter	$3.44	$10.25
First quarter	$2.51	$6.38

Fiscal Year 2008
Fourth quarter	$3.54	$10.53
Third quarter	$10.09	$22.07
Second quarter	$15.00	$22.73
First quarter	$13.06	$22.09

The last reported sales price for our common stock on the NASDAQ Global Select Market on February 26, 2010 was $6.68 per share.

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

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1 - 31, 2009	285,182	$5.48	285,182	—

Equity Compensation Plan Information

The following table provides information as of December 31, 2009 about our common stock that may be issued upon the exercise of options, warrants and rights granted to employees, consultants or members of the board of directors under all of our existing equity compensation plans:

	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price per share of outstanding options warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a) )
	( a )		( b )	( c )
Equity compensation plans approved by security holders	1,197,652	(1)	$9.64	609,662	(2)

(1)	Includes 235,787 shares of common stock issuable upon the exercise of options that were outstanding under our Amended and Restated 2000 Stock Option Plan and 961,865 shares of common stock issuable upon the exercise of options that were outstanding under our Amended and Restated 2005 Stock Incentive Plan, in each case, as of December 31, 2009.
(2)	Includes 97,328 shares and 512,334 shares of common stock available for future issuance under our Amended and Restated 2000 Stock Option Plan and our Amended and Restated 2005 Stock Incentive Plan, respectively, as of December 31, 2009.

PERFORMANCE GRAPH

The following graph shows a comparison of the total cumulative returns of an investment of $100 in cash on November 22, 2005, the first trading day following our initial public offering, in (i) our common stock, (ii) the Nasdaq Composite Index, U.S. Companies, and (iii) a peer group index that the Company selected that includes 4 public companies within our industry. The companies that comprise the peer group index are Bronco Drilling Company, Inc., Helmerich & Payne, Inc., Patterson-UTI Energy, Inc. and Pioneer Drilling Company. The historical comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our common stock. The graph assumes that all dividends have been reinvested (since November 2005, the Company has not declared any dividends).

		December 31,
	November 22, 2005	2005	2006	2007	2008	2009
Union Drilling, Inc	$100	$100.83	$97.71	$109.44	$36.02	$43.37
NASDAQ Composite	100	103.41	116.35	126.25	74.61	107.78
Peer Group	100	101.82	75.62	85.78	48.97	75.87

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

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)
Revenues	$168,922	$302,780	$289,035	$256,944	$141,621
(Loss) income from operations	(15,641)	20,389	53,291	54,487	11,214
(Loss) income before income taxes	(16,426)	20,361	52,852	54,270	9,699
Net (loss) income	(12,033)	7,750	30,832	31,852	5,599
(Loss) earnings per common share-basic	(0.55)	0.35	1.41	1.50	0.35
(Loss) earnings per common share-diluted	(0.55)	0.35	1.41	1.47	0.34
Long-term debt, including current portion and line of credit	9,767	47,745	17,309	35,574	7,826
Stockholders’ equity	216,323	204,713	203,409	167,599	132,439
Total assets	293,010	336,605	277,308	257,418	174,038

Calculation of EBITDA:
Net (loss) income	$(12,033)	$7,750	$30,832	$31,852	$5,599
Interest expense	794	845	1,824	527	2,367
Income tax (benefit) expense	(4,393)	12,611	22,020	22,418	4,100
Depreciation and amortization	47,719	44,298	39,072	24,820	15,121
Impairment charge	4,069	7,909	—	1,000	—

EBITDA	$36,156	$73,413	$93,748	$80,617	$27,187

EBITDA is earnings before net interest, income taxes, depreciation and amortization and non-cash impairment. The Company believes EBITDA is a useful measure of evaluating its financial performance because it is used by external users, such as investors, commercial banks, research analysts and others, to assess: (1) the financial performance of Union Drilling’s assets without regard to financing methods, capital structure or historical cost basis, (2) the ability of Union Drilling’s assets to generate cash sufficient to pay interest costs and support its indebtedness, and (3) Union Drilling’s operating performance and return on capital as compared to those of other entities in our industry, without regard to financing or capital structure. EBITDA is not a measure of financial performance under generally accepted accounting principles. However, EBITDA is a common alternative measure of operating performance used by investors, financial analysts and rating agencies. A reconciliation of EBITDA to net (loss) income is included above. EBITDA as presented may not be comparable to other similarly titled measures reported by other companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations (“MD&A”) section of our Annual Report on Form 10-K discusses our results of operations, liquidity and capital resources, and certain factors that may affect our future results, including economic and industry-wide factors. You should read this MD&A in conjunction with our financial statements and accompanying notes included under Part II, Item 8, of this Annual Report.

Statements we make in the following MD&A discussion and in other parts of this report that express a belief, expectation or intention, as well as those which are not historical fact, are forward-looking statements within the meaning of the federal securities laws and are subject to risks, uncertainties and assumptions. These forward-looking statements may be identified by the use of words such as “expect,” “anticipate,” “believe,” “estimate,” “potential” or similar words. These matters include statements concerning management’s plans and objectives relating to our operations or economic performance and related assumptions, including general economic and business conditions and industry trends, the continued strength or weakness of the contract land drilling industry in the geographic areas in which we operate, decisions about onshore exploration and development projects to be made by oil and gas companies, the highly competitive nature of our business, our future financial performance, including availability, terms and deployment of capital, the continued availability of qualified personnel, and changes in, or our failure or inability to comply with, government regulations, including those relating to workplace safety and the environment. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Further, we specifically disclaim any duty to update any of the information set forth in this report, including any forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future events and, therefore, involve a number of assumptions, risks and uncertainties, including the risk factors described in Item 1A, “Risk Factors,” above. Management cautions that forward-looking statements are not guarantees, and our actual results could differ materially from those expressed or implied in the forward-looking statements.

Company Overview

Union Drilling, Inc. provides contract land drilling services and equipment, primarily to natural gas producers. In addition to our drilling rigs, we provide the drilling crews and most of the ancillary equipment needed to operate our drilling rigs. We commenced operations in 1997 with 12 drilling rigs and related equipment acquired from an entity providing contract drilling services under the name “Union Drilling.” Through a combination of acquisitions and new rig construction, we have increased the size of our fleet to 71 marketed land drilling rigs. We presently focus our operations in selected natural gas production regions in the United States, primarily the Fort Worth Basin in North Texas, the Arkoma Basin in Oklahoma and Arkansas and throughout the Appalachian Basin. We do not invest in oil and natural gas properties.

We completed several transactions from 2005 through 2009 which increased the size of our rig fleet, thus enhancing our ability to serve our customers. Two acquisitions in 2005 provided us with unconventional natural gas contract drilling operations in North Texas and the Arkoma Basin. We subsequently purchased additional rigs, including newly-constructed rigs, and have devoted significant capital expenditures to upgrade other rigs in our fleet for unconventional drilling. Contractual commitments were obtained from our customers in recent years to substantiate these rig purchases and significant rig upgrades. At various times, we remove rigs from our marketed fleet, and the components are made available for use on other rigs. We are also in the process of outfitting seven of our 71 rigs with walking or skidding systems which allow for multiple wells to be drilled in a single location to provide efficiency and to reduce the overall environmental impact. Moreover, we continue to enhance our fleet of drilling rigs with technological capabilities through upgrades, acquisitions or new rig construction in order to improve drilling productivity and reduce total well costs for our customers.

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

The following table summarizes management’s key indicators of financial performance for the three years ended December 31, 2009.

	Years Ended December 31,
	2009	2008	2007
Revenue days	9,700	17,538	17,421
Average number of marketed rigs	71.0	71.0	70.5
Marketed rig utilization rates	37.4%	67.5%	68.0%
Revenue per revenue day	$17,415	$17,264	$16,591
Operating expenses per revenue day	$11,129	$11,181	$9,867

As a result of the decline in natural gas prices commencing in the second half of 2008, overall demand for drilling services correspondingly decreased. Consequently, we experienced a drop in our marketed rig utilization during 2009 compared to 2008 which primarily affected certain of our smaller rigs and caused our revenue days to decrease. Revenue per revenue day for 2009 was favorably impacted by tolling agreements that we entered into in late March 2009 related to two rigs for which the operator elected to pay a stand-by or tolling rate rather than to operate them. Tolling rigs provide revenue without contributing any revenue days, and therefore, increase the calculated revenue per revenue day amount. For 2009, these tolling rigs increased revenue per revenue day by $262 and operating expense per revenue day by $31. In addition, the increase in revenue per revenue day in 2009 was partially attributable to three of the four rigs that we deployed in the first half of 2009 under term contracts (the fourth rig is on tolling) and decreased utilization of our smaller rigs which earn a lower dayrate than our larger rigs. Offsetting these increases was the unfavorable impact of term contracts with higher dayrates that expired during 2009 and were reset at lower dayrates from a depressed market.

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

Critical Accounting Policies and Estimates

Revenue and cost recognition. We generate revenue principally by drilling wells for natural gas producers under daywork or footage contracts, which provide for the drilling of single or multiple well projects. Revenues on daywork contracts are recognized based on the days worked at the dayrate each contract specifies. Mobilization fees are recognized as the related drilling services are provided. We recognize revenues on footage contracts based on the footage drilled for the applicable accounting period. Expenses are recognized based on the costs incurred during that same accounting period. Reimbursements received for out-of-pocket expenses are recorded as revenues and direct expenses.

Accounts receivable. We evaluate the creditworthiness of our customers based on their financial information, if available, information obtained from major industry suppliers, and our past experiences, if any, with the customer. In some instances, we require new customers to make prepayments. We typically invoice our customers semi-monthly during the performance of the contracts and upon completion of the contract, with payment due within 30 days. We established an allowance for doubtful accounts of $1.4 million and $1.5 million at December 31, 2009 and 2008, respectively. Any allowance established is subject to judgment and estimates made by management. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, our assessment of our customers’ current abilities to pay obligations to us and the condition of the general economy and the oil and gas industry as a whole. Our bad debt expense was $1.1 million, $6.3 million and $837,000 for 2009, 2008 and 2007, respectively. We write off specific accounts receivable when we determine they are uncollectible. During 2009, we wrote off $1.2 million of accounts receivable for two customers. During 2008, we wrote off $5.1 million of accounts receivable, primarily for four customers, three of which subsequently declared bankruptcy. We are pursuing our claims in the bankruptcy proceedings.

At December 31, 2009 and 2008, our unbilled receivables totaled $1.6 million and $4.4 million, respectively, all of which relates to the revenue recognized, but not yet billed, on contracts in progress at December 31, 2009 and 2008, respectively. The $2.8 million decrease at December 31, 2009 compared to December 31, 2008 is due to lower utilization and increased progress billings during 2009, and the absence of a $1 million contract settlement payment we received in January 2009.

Asset impairments. We assess the impairment of long-lived assets whenever events or circumstances indicate that the asset’s carrying value may not be recoverable. Factors that could trigger an impairment review would be any significant negative trends in the industry or the general economy, our contract revenue rates, our rig utilization rates, cash flows generated from operating our drilling rigs, existence of term drilling contracts, current and future oil and natural gas prices, industry analysts’ outlook for the oil and gas industry and their view of our customers’ access to capital and the trends in the price of used drilling equipment observed by our management. If a review of our long-lived assets indicates that our carrying value exceeds the estimated undiscounted future cash flows, an impairment charge is made to adjust the carrying value to the estimated fair value. Cash flows are estimated by management considering factors such as expectations of future industry trends and the impact on dayrates, utilization and operating expenses; historical performance of the asset; the remaining expected life of the asset; any cash investment required to make the asset more marketable; suitability, specification and size of the rig; terminal value, as well as overall competitive dynamics. Use of different assumptions could result in an impairment charge different from that reported.

During 2009, business conditions were challenging for the drilling industry, rivaling one of the worst contractions the industry has seen since the 1980’s, requiring us to evaluate our long-lived assets for impairment. Based on our assessment, $4.1 million of impairment was recognized for the year ended December 31, 2009. Estimated fair value was determined using significant unobservable inputs (Level 3) based on both an income approach and a market approach. The income approach was calculated as the estimated discounted future net cash flows assumed to be received from the operation of the asset over its useful life and a terminal value, while market was based on external industry data for similar equipment. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of nonfinancial assets and liabilities and their placement within the fair value hierarchy levels. In the event that current market conditions do not improve, the Company may be required to record additional impairment of its long-lived assets in the future, and such an impairment expense, even though non-cash, could be material and negatively impact our earnings.

Depreciation. We provide for depreciation of our drilling rigs, transportation and other equipment on a straight line method over useful lives that we have estimated and that range from two to 12 years. Unlike depreciation based on units-of-production, our approach to depreciation does not change when equipment becomes idle or when utilization changes. We continue to depreciate idled equipment on a straight-line basis despite the fact that our revenues and operating costs may vary with changes in utilization levels. Our estimates of the useful lives of our drilling, transportation and other equipment are based on our experience in the drilling industry with similar equipment.

Intangible assets. Our customer list is amortized over the estimated benefit period which was initially determined to be 20 years, but in 2009, was revised to 10 years based on actual historical customer turnover. This change in estimate, from 16.3 years remaining at December 31, 2008 to 5.3 years remaining at December 31, 2009, increased the annual amortization from $110,000 to $300,000.

Deferred taxes. We record deferred taxes for the basis difference in our property and equipment between financial reporting and tax reporting purposes and other costs such as compensation, employee benefits and other accrued liabilities which are deductible in different periods for financial reporting and tax reporting purposes. For property and equipment, basis differences arise from differences in depreciation periods and methods and the value of assets acquired in a business acquisition where we acquire the stock of an entity rather than its assets. For financial reporting purposes, we depreciate the various components of our drilling rigs and refurbishments over two to 12 years, while federal income tax rules require that we depreciate drilling rigs and refurbishments over five years. In 2009 and 2008, tax depreciation also included bonus depreciation allowed as a result of the American Recovery and Reinvestment Act of 2009 and the Economic Stimulus Act of 2008, respectively. Therefore, in the earlier years of our ownership of a drilling rig, our tax depreciation exceeds our financial reporting depreciation, resulting in our recording deferred tax liabilities on this depreciation difference. In later years, financial reporting depreciation exceeds tax depreciation, and the deferred tax liability begins to reverse.

Accrued workers’ compensation. The Company accrues for costs under our workers’ compensation insurance program in accrued expenses and other liabilities. We have a deductible of $100,000 per covered accident under our workers’ compensation insurance. Our insurance policies require us to maintain letters of credit to cover our deductible payments. As of December 31, 2009 and 2008, we satisfied this requirement with letters of credit totaling $4.8 million and $3.5 million, respectively. We accrue for these costs as claims are incurred based on cost estimates established for each claim by the insurance companies providing the administrative services for processing the claims, including estimates for incurred but not reported claims, claims paid directly by us, administrative costs associated with these claims and our historical experience with these types of claims. In addition, as needed, we accrue the estimated workers compensation premium payable to Ohio, a monopolistic state, when our rigs work in that state.

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

Stock-based compensation. Compensation cost resulting from share-based payment awards are measured at fair value and recognized in general and administrative expense on a straight line basis over the requisite service period. The amount of compensation cost recognized at any date is at least equal to the portion of the grant-date fair value of the award that is vested at that date. For the years ended December 31, 2009, 2008 and 2007, the Company recorded stock-based compensation expense of $1.8 million ($1.1 million net of tax), $2.1 million ($1.5 million net of tax), and $968,000 ($741,000 net of tax), respectively. Total unamortized stock-based compensation was approximately $3.3 million at December 31, 2009, and will be recognized over a weighted average service period of 3.7 years.

Any tax benefit realized from stock options exercised is included as a cash inflow from financing activities on the statement of cash flows.

Estimating the fair value of options granted requires us to utilize valuation models and to establish several underlying assumptions. The fair value of option grants was estimated using the Black-Scholes option valuation model based on the following weighted average assumptions:

	2009	2008	2007
Risk-free interest rate	2.1% - 2.6%	1.6% - 2.5%	3.1% - 4.6%
Expected life	5 years	5 years	2 - 5 years
Dividend yield	0%	0%	0%
Expected volatility	74% - 75%	52% - 61%	44% - 47%

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

Statements of Operations Analysis

The following table provides selected information about our operations for the years ended December 31, 2009, 2008 and 2007 (in thousands).

	Years Ended December 31,
	2009	2008	2007
Revenues	$168,922	$302,780	$289,035

Operating expenses	107,956	196,100	171,897

Depreciation and amortization	47,719	44,298	39,072
Impairment charge	4,069	7,909	—
General and administrative expense	24,819	34,084	24,775
Interest expense	794	845	1,824
Other income and gain on disposal of assets	9	817	1,385
Effective income tax rate	26.7%	61.9%	41.7%

Revenues. The $133.9 million, or 44% decrease in revenues in 2009 compared to 2008 was primarily due to the decrease in our marketed rig utilization, from 67.5% in 2008 to 37.4% in 2009, as a result of the decline in the level of U.S. land-based natural gas exploration and development activity.

Our revenues grew by $13.7 million, or 5%, in 2008 compared to 2007, primarily due to $12.1 million of revenue related to four new large rigs being deployed in the latter part of the third quarter of 2008. Due to their greater capacity, these new rigs earned a higher day rate than our smaller rigs.

Operating expenses. The $88.1 million, or 45% decrease in operating expenses in 2009 compared to 2008 was also due to the decrease in our marketed rig utilization. Employment costs, fuel, supplies and repairs and maintenance costs decreased as a result of having a greater number of idled rigs compared to the prior year.

Operating expenses increased $24.2 million, or 14%, in 2008 compared to 2007. The operating costs related to the four new rigs deployed in the latter part of the third quarter of 2008 were $6.7 million. The remaining increase was due to increases in wages, vehicle and fuel expense, supplies and repairs and maintenance costs.

Depreciation and amortization. The $3.4 million, or 8% increase in depreciation and amortization expense in 2009 compared to 2008 was primarily due to the increase in depreciable assets. During the first half of 2009, rig purchases and capital equipment upgrades were added to our fleet as part of our 2008 capital spending program which enhanced our fleet capabilities. Capital expenditures were $31.5 million in 2009.

Depreciation and amortization expense increased $5.2 million, or 13%, in 2008 compared to 2007 due to the increase in depreciable assets. Capital expenditures for rig purchases and capital equipment upgrades were $104.8 million in 2008, of which $37.5 million represented construction in progress at December 31, 2008.

Impairment charge. During 2009, $4.1 million of impairment charges were recognized related to certain of our long-lived assets to write down the carrying value of these assets to fair value.

The $7.9 million impairment charge in 2008 is related to goodwill impairment recognized in the fourth quarter of 2008.

General and administrative expenses. The $9.3 million, or 27% decrease in 2009 compared to 2008 was primarily due to a $5.2 million decrease in the provision for doubtful accounts, as well as decreased employment costs and other cost reductions in response to the decrease in operations.

Our general and administrative expenses increased by $9.3 million, or 38%, in 2008 compared to 2007. As a result of the deteriorating economy in late 2008 and its impact on specific customers, our provision for doubtful accounts increased $5.5 million in 2008. Payroll expense increased $2.1 million primarily due to additional wages to professional and administrative employees and other stock-based compensation expense increased approximately $900,000. An additional $900,000 increase related to safety expenses, other consulting fees and property taxes.

Interest expense. There was no significant change in interest expense in 2009 compared to 2008. Interest expense decreased approximately $979,000 in 2008 compared to 2007, primarily due to the decrease in interest rates and higher capitalization of interest related to construction in progress during 2008.

Other income and gain on disposal of assets. The $808,000 decrease in other income and gain on disposal of assets is primarily due to fewer gains on disposal of drillpipe as a result of lower utilization in 2009. In addition, 2008 includes a $400,000 gain on involuntary conversions related to rig damages.

Other income and gain on disposal of assets decreased $568,000 in 2008 compared to 2007 primarily due to the gains on sale of various utility vehicles at auction during the second quarter of 2007, and partially offset by a $400,000 gain on involuntary conversions related to rig damages in 2008.

Taxes. Our effective income tax rates of 26.7%, 61.9% and 41.7% for 2009, 2008 and 2007, respectively, differ from the federal statutory rate of 35%, primarily due to the non-deductible goodwill impairment charge in 2008, state income taxes and permanent book/tax differences such as those associated with 50% deduction limitation on per diem meals expense, the domestic manufacturing deduction and stock-based compensation. See Note 6 to our Financial Statements for further information on our income taxes.

At both December 31, 2009 and 2008, we had federal net operating loss carryforwards for income tax purposes of approximately $98,000. These losses may be carried forward for 20 years and will begin to expire in 2023. State net operating loss carryforwards at December 31, 2009 and 2008 were $22.3 million and $1.3 million, respectively. State net operating loss carryforwards vary as to carryforward period and will begin to expire in 2014, depending upon the jurisdiction where applied. In 2009, a valuation allowance of $61,000 was established for state net operating loss carryforwards in states where utilization is uncertain due to lack of forecasted future operations. Based upon 2009 results and forecasted future operations, we believe it is more likely than not that the remaining amounts will be realized.

The Company’s 2006, 2007 and 2008 U.S. federal income and employment tax returns are currently under examination by the I.R.S. Although we believe our tax estimates are reasonable, the final determination of tax audits could be materially different than that which is reflected in our tax provisions and accruals.

Liquidity and Capital Resources

Our operations have historically generated sufficient cash flow to meet our requirements for debt service and equipment expenditures (excluding major business and asset acquisitions). Cash flow provided by operating activities was $58.5 million, $73.0 million and $82.6 million during 2009, 2008 and 2007, respectively. The decrease in 2009 compared to 2008 was primarily due to the decrease in rig utilization in 2009. The decrease in cash flows provided by operating activities in 2008 compared to 2007 was primarily due to the higher operating costs in 2008.

Our cash flow from operations primarily was used to invest in new machinery and equipment as well as for capitalized upgrades to our fleet. During 2009, 2008 and 2007, cash used in investing activities totaled $43.9 million, $91.1 million and $65.8 million, respectively. The decrease in 2009 reflects the completion of our 2008 capital spending program.

Cash flow used in financing activities was $15.0 million for 2009. In June 2009, the Company completed a public offering consisting of 3.0 million shares of newly issued common stock at a price of $8.25 per share. Proceeds to the Company, net of underwriting discounts and other fees and expenses, were $23.2 million and were used to repay indebtedness outstanding under the Company’s revolving credit facility. In the third quarter of 2009, we received refunds from the IRS of $6.4 million for 2006 taxes paid related to bonus depreciation claimed on our 2008 return. These refunds were also used to pay down indebtedness on our revolving credit facility. In June 2009, we used $2.5 million in borrowings on our credit facility to pay off certain notes payable for equipment with interest rates higher than the revolving credit facility. In addition, in January 2009, we purchased 285,182 shares of common stock for $1.6 million under a repurchase program. For the year ended December 31, 2008, our cash flow from financing activities was $18.4 million, consisting primarily of the $26.8 million increase in our net borrowings on our Revolving Credit and Security Agreement and other debt, and partially offset by $8.9 million used for treasury stock purchases during the fourth quarter of 2008. The increase in our loan balance on our credit facility from $9.6 million at December 31, 2007 to $42.6 million at December 31, 2008 was primarily the result of the excess of our cash paid for 2008 capital expenditures of $94.1 million over our $73.0 million cash flow from operations. During 2007, our cash flow used in financing activities was $16.8 million, primarily due to the $20.8 million net debt repayments and partially offset by $4.0 million in stock option exercise proceeds and related tax benefit.

We believe cash generated by our operations and our ability to borrow the currently unused portion of our revolving credit facility of approximately $83.7 million, after reductions for approximately $4.8 million outstanding letters of credit as of December 31, 2009, should allow us to meet our routine financial obligations for the foreseeable future.

Sources of Capital Resources

Our rig fleet has grown from 12 rigs in 1997 to 71 marketed rigs at December 31, 2009. We have financed this growth with a combination of debt and equity financing, as well as operating cash flows. At December 31, 2009, our total debt to total capital was approximately 4.3%.

See Note 8 of the financial statements, included in “Item 8. Financial Statements and Supplementary Data” for a summary of our capital resources, such information being incorporated herein by reference.

Uses of Capital Resources

For the years ended December 31, 2009 and 2008, the additions to our property and equipment consisted of the following (in thousands):

	Years Ended December 31,
	2009	2008
Buildings	$47	$138
Leasehold improvements	16	—
Drilling rigs and related equipment	31,173	102,844
Vehicles	257	1,777
Computer equipment	15	73
Furniture and fixtures	2	—

Property and equipment additions	$31,510	$104,832
Plus adjustments for non-cash transactions:
Cash paid in current period for prior period accruals	13,824	3,099
Current period accruals	(810)	(13,824)
Asset exchange	(8)	—

Cash used for purchases of machinery and equipment	$44,516	$94,107

Additions to drilling equipment during 2009 includes $18.3 million for progress payments related to four rigs that became available for service during the second quarter of 2009, which were included in our 2008 capital spending program.

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

Working Capital

Our working capital increased, from $20.6 million at December 31, 2008 to $23.0 million at December 31, 2009. Our current ratio, which we calculate by dividing our current assets by our current liabilities, was 2.6 and 1.5 at December 31, 2009 and 2008, respectively.

The changes in the components of our working capital were as follows (in thousands):

	December 31,
	2009	2008	Change
Cash and cash equivalents	$6	$406	$(400)
Accounts receivable	22,732	44,712	(21,980)
Inventories	1,944	1,536	408
Prepaid expenses, deposits and other receivables	11,304	11,617	(313)
Deferred taxes	1,169	406	763

Current assets	37,155	58,677	(21,522)

Accounts payable	8,180	25,361	(17,181)
Current debt	598	3,126	(2,528)
Financed insurance premiums	855	—	855
Current portion of advances from customers	—	484	(484)
Accrued expenses and other liabilities	4,511	9,127	(4,616)

Current liabilities	14,144	38,098	(23,954)

Working capital	$23,011	$20,579	$2,432

The $22.0 million decrease in our receivables at December 31, 2009 from December 31, 2008 was due primarily to the significant decrease in revenues in 2009 compared to 2008. In addition, the December 31, 2008 balance includes $1 million of revenue we recognized as a result of our settlement with a customer under a drilling contract.

The $17.2 million decrease in accounts payable at December 31, 2009 is primarily the result of decreased capital spending and other operating expenses in 2009 compared to 2008.

The $2.5 million decrease in current debt is primarily due to the $2.5 million early payoff of notes payable for equipment with interest rates higher than our revolver.

Accrued expenses and other liabilities at December 31, 2009 decreased $4.6 million from December 31, 2008 primarily due to the $3.3 million decrease in accrued sales, franchise and property taxes due to payments in 2009 and $1.3 million decrease in accrued payroll expenses due to the decrease in headcount as a result of the decrease in rig utilization.

Long-term Debt

Our long-term debt at December 31, 2009 and 2008 consisted of the following (in thousands):

	December 31,
	2009	2008
Revolving credit facility	$8,996	$42,645
Long-term notes payable for equipment	173	1,974

	$9,169	$44,619

Contractual Obligations

The following table includes all of our contractual obligations of the type specified below at December 31, 2009 (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	4 - 5 years	More than 5 years
Revolving credit facility (a)	$8,996	$—	$8,996	$—	$—
Notes payable for equipment	771	598	173	—	—
Operating lease obligations	1,781	1,243	537	1	—
Interest on notes payable	10	9	1	—	—

Total	$11,558	$1,850	$9,707	$1	$—

(a)	The amount included in the table above represents principal maturities only. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for information regarding estimated future interest payment obligations under long-term debt obligations and Note 8 of Notes to Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

Inflation

Inflation did not have a significant effect on our results of operations in any of the periods reported. While we experienced some mild inflationary pressure in the second half of 2008 relating to labor, certain materials and equipment costs and fuel expense, throughout 2009 we experienced no meaningful impacts to our business from any inflationary pressure. Management believes it is possible for some inflationary pressure to arise if the U.S. economic recovery becomes more certain; however, there is no current belief that inflation will have a significant effect on our operations in the first half of 2010.

Off Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements.

Recently Issued Accounting Standards

See Note 2 of the financial statements, included in “Item 8. Financial Statements and Supplementary Data.”, for recently issued accounting standards, such information being incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk exposure related to changes in interest rates on our revolving credit facility, which provides for interest on borrowings under the facility at a floating rate. At December 31, 2009, we had $9.0 million outstanding debt on our revolving credit facility. An increase or decrease of 1% in the interest rate would have a corresponding decrease or increase in our earnings of approximately $90,000 annually.

Item 8.	Financial Statements and Supplementary Data

UNION DRILLING, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Union Drilling, Inc.

We have audited Union Drilling, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Union Drilling, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Union Drilling, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Union Drilling, Inc. as of December 31, 2009 and 2008 and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 5, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Fort Worth, Texas

March 5, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

of Union Drilling, Inc.

We have audited the accompanying balance sheets of Union Drilling, Inc. (the “Company”) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Union Drilling, Inc. at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Union Drilling, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 5, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Fort Worth, Texas

March 5, 2010

Union Drilling, Inc.

Balance Sheets

(in thousands, except share data)

	December 31,
	2009	2008
Assets:
Current assets:
Cash and cash equivalents	$6	$406
Accounts receivable (net of allowance for doubtful accounts of $1,379 and $1,495 at December 31, 2009 and 2008, respectively)	22,732	44,712
Inventories	1,944	1,536
Income tax recoverable	8,913	7,607
Prepaid expenses, deposits and other receivables	2,391	4,010
Deferred taxes	1,169	406

Total current assets	37,155	58,677

Intangible assets (net of accumulated amortization of $618 and $412 at December 31, 2009 and 2008, respectively)	1,582	1,788
Property, buildings and equipment (net of accumulated depreciation of $194,197 and $145,315 at December 31, 2009 and 2008, respectively)	254,063	275,757
Other assets	210	383

Total assets	$293,010	$336,605

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$8,180	$25,361
Current portion of notes payable for equipment	598	3,126
Financed insurance premiums	855	—
Current portion of customer advances	—	484
Accrued expense and other liabilities	4,511	9,127

Total current liabilities	14,144	38,098

Revolving credit facility	8,996	42,645
Long-term notes payable for equipment	173	1,974
Deferred taxes	53,157	48,633
Customer advances and other long-term liabilities	217	542

Total liabilities	76,687	131,892

Stockholders’ equity:
Common stock, par value $.01 per share; 75,000,000 shares authorized; 25,123,103 shares and 22,024,381 shares issued at December 31, 2009 and 2008, respectively	251	220
Additional paid-in capital	169,288	144,113
Retained earnings	57,247	69,280
Treasury stock; 2,000,000 shares and 1,714,818 shares at December 31, 2009 and 2008, respectively	(10,463)	(8,900)

Total stockholders’ equity	216,323	204,713

Total liabilities and stockholders’ equity	$293,010	$336,605

See accompanying notes to financial statements.

Union Drilling, Inc.

Statements of Operations

(in thousands, except share and per share data)

	Years Ended December 31
	2009	2008	2007

Revenues	$168,922	$302,780	$289,035

Cost and expenses
Operating expenses	107,956	196,100	171,897
Depreciation and amortization	47,719	44,298	39,072
Impairment charge	4,069	7,909	—
General and administrative	24,819	34,084	24,775

Total cost and expenses	184,563	282,391	235,744

Operating income	(15,641)	20,389	53,291

Interest expense	(794)	(845)	(1,824)
(Loss) gain on disposal of assets	(112)	606	998
Other income	121	211	387

(Loss) income before income taxes	(16,426)	20,361	52,852
Income tax (benefit) expense	(4,393)	12,611	22,020

Net (loss) income	$(12,033)	$7,750	$30,832

(Loss) earnings per common share:
Basic	$(0.55)	$0.35	$1.41

Diluted	$(0.55)	$0.35	$1.41

Weighted-average common shares outstanding:
Basic	21,796,868	21,890,273	21,818,381

Diluted	21,796,868	22,005,118	21,940,210

See accompanying notes to financial statements.

Union Drilling, Inc.

Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	$
Balance at January 1, 2007	21,523,577	$215	$136,686	$30,698	$—	$167,599
Compensation costs included in net income	—	—	994	—		994
Exercise of stock options and related tax benefit of $1,507	451,307	5	3,979	—		3,984
Net income	—	—	—	30,832		30,832

Balance at December 31, 2007	21,974,884	220	141,659	61,530	—	203,409
Compensation costs included in net income	—	—	1,899	—	—	1,899
Exercise of stock options and related tax benefit of $139	49,497		555	—	—	555
Purchase of treasury stock	(1,714,818)	—	—	—	(8,900)	(8,900)
Net income	—	—	—	7,750	—	7,750

Balance at December 31, 2008	20,309,563	220	144,113	69,280	(8,900)	204,713
Compensation costs included in net loss	—	—	1,774	—	—	1,774
Exercise of stock options	98,722	1	247	—	—	248
Purchase of treasury stock	(285,182)	—	—	—	(1,563)	(1,563)
Issuance of common shares, net of $1,566 issue costs	3,000,000	30	23,154	—	—	23,184
Net loss	—	—	—	(12,033)	—	(12,033)

Balance at December 31, 2009	23,123,103	$251	$169,288	$57,247	$(10,463)	$216,323

See accompanying notes to financial statements.

Union Drilling, Inc.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2009	2008	2007
Operating activities:
Net (loss) income	$(12,033)	$7,750	$30,832
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	47,719	44,298	39,072
Impairment charge	4,069	7,909	—
Amortization of stock-based compensation expense	1,774	1,899	994
Provision for doubtful accounts	1,072	6,318	837
Loss (gain) on disposal of assets	112	(606)	(998)
Provision for deferred taxes	3,680	20,190	9,395
Excess tax benefits from share-based payment arrangements	—	(139)	(1,507)
Changes in operating assets and liabilities:
Accounts receivable	20,908	(11,152)	6,898
Inventories	495	(335)	(128)
Prepaid expenses and deposits	734	(4,940)	(2,643)
Accounts payable	(4,690)	4,760	(3,243)
Accrued expenses and other liabilities	(5,344)	(2,904)	3,137

Cash flow provided by operating activities	58,496	73,048	82,646

Investing activities:
Purchases of machinery and equipment	(44,516)	(94,107)	(68,120)
Proceeds from sale of machinery and equipment	598	3,023	2,318

Cash flow used in investing activities	(43,918)	(91,084)	(65,802)

Financing activities:
Borrowings on line of credit	189,178	329,013	288,107
Repayments on line of credit	(222,827)	(295,946)	(306,339)
Cash overdrafts	276	(3,669)	(230)
Borrowings - other debt	1,149	634	3,161
Repayments - other debt	(4,623)	(3,265)	(5,527)
Proceeds from stock offering, net of issue costs	23,184	—	—
Purchases of treasury stock	(1,563)	(8,900)	—
Exercise of stock options	248	416	2,477
Excess tax benefits from share-based payment arrangements	—	139	1,507

Cash flow (used in) provided by financing activities	(14,978)	18,422	(16,844)

Net (decrease) increase in cash	(400)	386	—
Cash and cash equivalents at beginning of period	406	20	20

Cash and cash equivalents at end of period	$6	$406	$20

See accompanying notes to financial statements.

UNION DRILLING, INC.

NOTES TO FINANCIAL STATEMENTS

1. Organization and Description of Business

Union Drilling, Inc. (“Union Drilling”, “Company” or “we”), incorporated in Delaware in 1997, provides contract land drilling services and equipment, primarily to natural gas producers. In addition to our drilling rigs, we provide the drilling crews and most of the ancillary equipment needed to operate our drilling rigs. We commenced operations with 12 drilling rigs and related equipment acquired from an entity providing contract drilling services under the name “Union Drilling.” Through a combination of acquisitions and new rig construction, we have increased the size of our fleet to 71 marketed land drilling rigs. We presently focus our operations in selected natural gas production regions in the United States, primarily the Fort Worth Basin in North Texas, the Arkoma Basin in Oklahoma and Arkansas and throughout the Appalachian Basin. We do not invest in oil and natural gas properties.

We market our rigs to a number of customers, who are principally independent natural gas producers. Revenues from the top ten customers for the year ended December 31, 2009 represented 76% of total revenues with three customers’ revenue totaling 28%, 16% and 11%, respectively. Revenues from the top ten customers for the year ended December 31, 2008 represented approximately 56% of total revenues with two customers’ revenue totaling 18% and 12%, respectively. Revenues from the top ten customers for the year ended December 31, 2007 represented approximately 60% of total revenues with two customers’ revenue totaling 14% and 13%, respectively.

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements relate solely to the accounts of Union Drilling, Inc. The Company has no controlling financial interests in any entity which would require consolidation. To conform with the December 31, 2009 presentation, the December 31, 2008 balance sheet includes a reclassification of income tax recoverable from prepaid expenses, deposits and other receivables.

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

Accounts Receivable

We evaluate the creditworthiness of our customers based on their financial information, if available, information obtained from major industry suppliers, and our past experiences, if any, with the customer. In some instances, we require new customers to make prepayments. We typically invoice our customers semi-monthly during the performance of the contracts and upon completion of the contract, with payment due within 30 days. We established an allowance for doubtful accounts of $1.4 million and $1.5 million at December 31, 2009 and 2008, respectively. Any allowance established is subject to judgment and estimates made by management. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, our assessment of our customers’ current abilities to pay obligations to us and the condition of the general economy and the oil and gas industry as a whole. We write off specific accounts receivable when we determine they are uncollectible. See Note 4 for additional information on the allowance for doubtful accounts.

Our contract drilling work in progress relates to the revenue recognized, but not yet billed, on contracts in progress at the balance sheet date.

Inventories

Inventories maintained by the Company are primarily engines, consumable replacement parts and drill bits. Inventories are maintained on a first-in, first-out basis, and recorded at the lower of cost or net realizable value.

Prepaid Expenses, Deposits and Other Receivables

Prepaid expenses, deposits and other receivables include items such as insurance, taxes, utility deposits, fees and insurance claim receivables. We routinely expense our prepaid expenses in the normal course of business over the periods these expenses benefit. A detail of prepaid expenses, deposits and other receivables is as follows:

	December 31,
	2009	2008
Prepaid insurance	$1,307	$2,872
Deposits	491	793
Unamortized loan costs	168	164
Sales tax recoverable	130	—
Insurance premiums recoverable	245	—
Other	50	181

	$2,391	$4,010

Goodwill and Intangible Assets

In light of the adverse market conditions affecting our common stock price beginning in the fourth quarter of 2008, we recorded an impairment charge of $7.9 million for goodwill associated with the 2005 purchase of Thornton Drilling Company. We utilized multiple market approaches to estimate the fair value of goodwill. In developing these fair value estimates, there was considerable judgment involved, particularly in determining the valuation methodologies to utilize and the weighting of different valuation methodologies applied. Certain key assumptions included the trading day period over which to assess market capitalization, implied control premium, multiple of earnings before interest, income taxes, depreciation and amortization and forecasted operating results. Our first step of the impairment test, which required us to compare the estimated fair value of the reporting unit to the carrying value, indicated that our goodwill was impaired. We then measured the impairment by allocating the fair value to the identifiable assets and liabilities of the reporting unit based on respective fair values and there was no residual value for goodwill; accordingly, we wrote off the entire carrying amount of goodwill.

Our customer list is amortized over the estimated benefit period which was initially determined to be 20 years, but in 2009, was revised to 10 years based on actual historical customer turnover. This change in estimate, from 16.3 years remaining at December 31, 2008 to 5.3 years remaining at December 31, 2009, increased the annual amortization from $110,000 to $300,000. Depreciation and amortization includes amortization of intangibles of $206,000, $281,000 and $403,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

The total cost and accumulated amortization of intangible assets are as follows (in thousands):

	December 31,
	2009	2008
Customer list	$2,200	$2,200
Accumulated amortization	(618)	(412)

Intangible assets, net	1,582	1,788

Property, Buildings and Equipment

Property, buildings and equipment is stated at cost, net of accumulated depreciation. The Company capitalizes costs of replacements or renewals that improve or extend the lives of existing property, buildings and equipment.

Maintenance and repairs are expensed as incurred. Depreciation is calculated on the straight-line method over the estimated remaining useful lives of the assets. Depreciation on acquired or constructed rigs and other components does not commence until the assets are placed in service. Once placed in service, depreciation continues when assets are being repaired, refurbished or between periods of deployment. As a result, our depreciation charges will not vary with changes in utilization levels, unlike our revenue. Our estimates of the useful lives of our drilling, transportation and other equipment are based on our experience in the drilling industry with similar equipment. For the years ended December 31, 2009, 2008 and 2007, depreciation expense was $47.5 million, $44.0 million and $38.7 million, respectively.

The estimated lives of the assets are as follows:

Buildings	30 - 40 years
Drilling rigs and related equipment	2 - 12 years
Vehicles	5 - 7 years

Impairment of Long-Lived Assets

We assess the impairment of long-lived assets whenever events or circumstances indicate that the asset’s carrying value may not be recoverable. Factors that could trigger an impairment review would be any significant negative trends in the industry or the general economy, our contract revenue rates, our rig utilization rates, cash flows generated from operating our drilling rigs, existence of term drilling contracts, current and future oil and natural gas prices, industry analysts’ outlook for the oil and gas industry and their view of our customers’ access to capital and the trends in the price of used drilling equipment observed by our management. If a review of our long-lived assets indicates that our carrying value exceeds the estimated undiscounted future cash flows, an impairment charge is made to adjust the carrying value to the estimated fair value. Cash flows are estimated by management considering factors such as expectations of future industry trends and the impact on dayrates, utilization and operating expenses; historical performance of the asset; the remaining expected life of the asset; any cash investment required to make the asset more marketable; suitability, specification and size of the rig; terminal value; as well as overall competitive dynamics. Use of different assumptions could result in an impairment charge different from that reported.

Accrued Workers’ Compensation

The Company accrues for costs under our workers’ compensation insurance program in accrued expenses and other liabilities. We have a deductible of $100,000 per covered accident under our workers’ compensation insurance. Our insurance policies require us to maintain letters of credit to cover our deductible payments. As of December 31, 2009 and 2008, we satisfied this requirement with letters of credit totaling $4.8 million and $3.5 million, respectively. We accrue for these costs as claims are incurred based on cost estimates established for each claim by the insurance companies providing the administrative services for processing the claims, including an estimate for incurred but not reported claims, claims paid directly by us, administrative costs associated with these claims and our historical experience with these types of claims. In addition, as needed, we accrue the estimated workers’ compensation premium payable to Ohio, a monopolistic state, when our rigs work in that state.

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

Stock-Based Compensation

Compensation cost resulting from share-based payment awards are measured at fair value and recognized in general and administrative expense on a straight line basis over the requisite service period. The amount of compensation cost recognized at any date is at least equal to the portion of the grant-date fair value of the award that is vested at that date. For the years ended December 31, 2009, 2008 and 2007, the Company recorded stock-based compensation expense of $1.8 million ($1.1 million net of tax), $2.1 million ($1.5 million net of tax), and $968,000 ($741,000 net of tax), respectively. Total unamortized stock-based compensation was approximately $3.3 million at December 31, 2009, and will be recognized over a weighted average service period of 3.7 years.

Any tax benefit realized from stock options exercised is included as a cash inflow from financing activities on the statement of cash flows.

Estimating the fair value of options granted requires us to utilize valuation models and to establish several underlying assumptions. The fair value of option grants was estimated using the Black-Scholes option valuation model based on the following weighted average assumptions:

	2009	2008	2007

Risk-free interest rate	2.1% - 2.6%	1.6% - 2.5%	3.1% - 4.6%
Expected life	5 years	5 years	2 - 5 years
Dividend yield	0%	0%	0%
Expected volatility	74% - 75%	52% - 61%	44% - 47%

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

Revenue Recognition

We generate revenue principally by drilling wells for natural gas producers under daywork or footage contracts, which provide for the drilling of single or multiple well projects. Revenues on daywork contracts are recognized based on the days worked at the dayrate each contract specifies. Mobilization fees are recognized as the related drilling services are provided. We recognize revenues on footage contracts based on the footage drilled for the applicable accounting period. Expenses are recognized based on the costs incurred during that same accounting period. Reimbursements received for out-of-pocket expenses are recorded as revenues and direct expenses.

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

Income Taxes

We record deferred taxes for the basis difference in our property and equipment between financial reporting and tax reporting purposes and other costs such as compensation, employee benefits and other accrued liabilities which are deductible in different periods for financial reporting and tax reporting purposes. For property and equipment, basis differences arise from differences in depreciation periods and methods and the value of assets acquired in a business acquisition where we acquire the stock of an entity rather than its assets. For financial reporting purposes, we depreciate the various components of our drilling rigs and refurbishments over two to 12 years, while federal income tax rules require that we depreciate drilling rigs and refurbishments over five years. In 2009 and 2008, tax depreciation also included bonus depreciation allowed as a result of the American Recovery and Reinvestment Act of 2009 and the Economic Stimulus Act of 2008, respectively. Therefore, in the earlier years of our ownership of a drilling rig, our tax depreciation exceeds our financial reporting depreciation, resulting in our recording deferred tax liabilities on this depreciation difference. In later years, financial reporting depreciation exceeds tax depreciation, and the deferred tax liability begins to reverse.

Earnings Per Share

Basic earnings per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period and the effect of all dilutive common stock equivalents, such as stock options and restricted stock units. The treasury stock method is used to compute the assumed incremental shares related to our outstanding stock options and restricted stock units. The average common stock market prices for the periods are used to determine the number of incremental shares.

In periods where there is a net loss, diluted earnings per common share is equal to basic earnings per common share since the effect of including any dilutive common stock equivalents would be antidilutive.

Other Comprehensive Income

For fiscal years 2009, 2008 and 2007, other comprehensive income equals net income.

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

In October 2009, the FASB issued ASU No. 2009-13, amending Subtopic 605-25 Revenue Recognition – Multiple-Element Arrangements, which establishes the accounting and reporting guidance for arrangements under which a vendor will perform multiple revenue-generating activities. This ASU amends the criteria for separating consideration in multiple-deliverable arrangements and expands the related disclosures. This ASU will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We do not expect the adoption of ASU No. 2009-13 to have a material effect on the financial condition or results of operations of the Company.

In January 2010, the FASB issued ASU No. 2010-06, amending Topic 820 Fair Value Measurements and Disclosures. This ASU updates Subtopic 820-10 and requires the following new disclosures: 1) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and 2) present separately in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), information about purchases, sales, issuances and settlements (on a gross basis rather than one net number). In addition, this ASU clarifies existing disclosures as follows: 1) provide fair value measurement disclosures for each class of assets and liabilities (often a subset within a line item in the statement of financial position); and 2) provide disclosures about the valuation techniques and inputs used to measure both recurring and nonrecurring Level 2 or Level 3 fair value measurements. These new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We do not expect the adoption of ASU No. 2010-06 to have a material impact on our financial condition or results of operations.

3. Fair Value Measurement

The Fair Value Measurements and Disclosures Topic of the FASB Codification utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

At December 31, 2009, our financial instruments utilizing Level 1 inputs include cash and cash equivalents for which quoted current market prices are readily available.

At December 31, 2009, our financial instruments utilizing Level 2 inputs include accounts receivable, accounts payable, accrued liabilities, debt and notes payable. For these Level 2 instrument, we believe that recorded amounts approximate fair value due to the relative short maturity period. Further, the pricing mechanisms in the Company’s debt agreements combined with the short-term nature of the equipment financing arrangements result in the carrying values of these obligations approximating their respective fair values.

We do not have any financial instruments utilizing Level 3 inputs

During 2009, we recorded $4.1 million of impairment charges related to certain long-lived assets with a carrying amount of $23.0 million and an estimated fair value of $18.9 million. Estimated fair value was determined using significant unobservable inputs (Level 3) based on both an income approach and a market approach. The income approach was calculated as the estimated discounted future net cash flows assumed to be received from the operation of the asset over its useful life and a terminal value, while market was based on external industry data for similar equipment. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of nonfinancial assets and liabilities and their placement within the fair value hierarchy levels.

4. Accounts Receivable

Accounts receivable consist of the following (in thousands):

	December 31,
	2009	2008
Billed receivables	$22,691	$42,026
Unbilled receivables	1,613	4,394
Reserve for sales credits	(193)	(213)

Total receivables	24,111	46,207
Allowance for doubtful accounts	(1,379)	(1,495)

Net receivables	$22,732	$44,712

Activity in the allowance for doubtful accounts was as follows (in thousands):

Balance, January 1, 2007	$839
Net charge to expense	837
Amounts written off	(1,365)

Balance, December 31, 2007	311
Net charge to expense	6,318
Amounts written off	(5,134)

Balance, December 31, 2008	1,495
Net charge to expense	1,072
Amounts written off	(1,188)

Balance, December 31, 2009	$1,379

5. Property, Buildings and Equipment

Major classes of property, buildings and equipment are as follows (in thousands):

	December 31,
	2009	2008
Land	$988	$988
Buildings	1,643	1,489
Drilling and well service equipment	423,588	367,940
Vehicles	12,053	12,192
Furniture and fixtures	168	168
Computer equipment	663	661
Leasehold improvements	126	110
Construction in progress	9,031	37,524

	448,260	421,072
Accumulated depreciation	(194,197)	(145,315)

	$254,063	$275,757

During 2009, 2008 and 2007, we capitalized $636,000, $1.2 million and $909,000, respectively, of interest costs incurred during the construction periods of certain drilling equipment.

During 2009, business conditions were challenging for the drilling industry, rivaling one of the worst contractions the industry has seen since the 1980’s, requiring us to evaluate our long-lived assets for impairment. Based on our assessment, $4.1 million of impairment was recognized for the year ended December 31, 2009. See Note 3. Fair

Value Measurement for a discussion of the measurement of the impairment charge. In the event that current market conditions do not improve, the Company may be required to record additional impairment of its long-lived assets in the future, and such an impairment expense, even though non-cash, could be material and negatively impact our earnings.

6. Income Taxes

The current and deferred components of income tax expense are as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Current tax (benefit) expense:
Federal	$(8,060)	$(7,318)	$9,995
State	(13)	(261)	2,630

	(8,073)	(7,579)	12,625

Deferred tax expense (benefit):
Federal	4,033	18,993	8,817
State	(353)	1,197	578

	3,680	20,190	9,395

Income tax (benefit) expense	$(4,393)	$12,611	$22,020

Total income tax expense differed from the amounts computed by applying the U.S. statutory federal income tax rate to income before income taxes as a result of the following (in thousands):

	2009	2008	2007
U.S. statutory federal income tax rate	35%	35%	35%

Income tax (benefit) expense at the statutory federal tax rate	$(5,749)	$7,126	$18,498
State and local income taxes, net of federal tax benefits	(613)	755	2,322
Meal allowances	851	1,962	1,924
Non-cash compensation	39	130	96
Goodwill impairment charge	—	3,062	—
Domestic production deduction	745	—	(549)
Decrease in unrecognized tax benefits	(45)	(276)	—
Deferred tax adjustment	60	—	(169)
Valuation allowance	61	—	—
Other	258	(148)	(102)

Income tax (benefit) expense	$(4,393)	$12,611	$22,020

During 2009 and 2008, the Company received tax refunds, net of payments made, of approximately $6.4 million and $2.6 million, respectively. During 2007, the Company made tax payments of approximately $14.0 million.

The components of the net deferred income tax assets and liabilities are as follows (in thousands):

	December 31,
	2009	2008
Current deferred tax assets:
Bad debt expense	$535	$567
Workers compensation and other insurance reserves	955	715
Deferred revenue	—	26
Net operating loss carry forwards	—	84
Sales returns	75	83
Other	56	27

	1,621	1,502

Long-term deferred tax assets:
Stock compensation	1,538	883
Minimum tax credit	3,522	—
Net operating loss carry forwards	1,259	—
Other	73	153

	6,392	1,036

Total deferred tax assets	8,013	2,538
Less valuation allowance	(61)	—

Net deferred tax asset	7,952	2,538

Current deferred tax liabilities:
Prepaid expenses	452	1,096
Long-term deferred tax liabilities:
Intangible assets	614	685
Property, building and equipment, principally due to differences in depreciation	58,874	48,984

	59,488	49,669

Total deferred tax liabilities	59,940	50,765

Net deferred tax liability	$51,988	$48,227

Deferred tax assets and liabilities are presented net in the balance sheet according to their current or long-term classification.

The Company had federal net operating loss carryforwards of approximately $98,000 at both December 31, 2009 and 2008. These losses may be carried forward for 20 years and will begin to expire in 2023. State net operating losses at December 31, 2009 and 2008, were $22.3 million and $1.3 million, respectively. State losses vary as to carryforward period and will begin to expire in 2014, depending upon the jurisdiction where applied. In 2009, a valuation allowance of $61,000 was established for state net operating loss carryforwards in states where utilization is uncertain due to lack of forecasted future operations.

At December 31, 2009 and 2008, we had approximately $208,000 and $438,000, respectively, of unrecognized tax benefits, of which approximately $135,000 and $285,000, respectively, would affect our effective tax rate if recognized. Such amounts are carried as other long-term liabilities.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2009	2008
Balance at beginning of year	$438	$561
Reductions for tax positions of prior years	(332)	(276)
Additions for tax positions taken during current period	109	—
Additions for tax positions of prior years	80	153
Settlements with taxing authorities	(87)	—

Balance at end of year	$208	$438

Interest and penalties related to uncertain tax positions are classified as interest expense and general and administrative costs, respectively. During 2009, the Company recognized cost reversals of $96,000 in interest and penalty expense related to unrecognized tax benefits. During 2008, the Company recognized $82,500 in interest and penalties related to unrecognized tax benefits. As of December 31, 2009 and 2008, the Company had $8,000 and $104,000, respectively, of interest and penalties accrued in relation to uncertain tax positions. It is reasonably possible that within the next 12 months, we may resolve some or all of the uncertain tax positions as a result of negotiations with taxing authorities which would result in a decrease in unrecognized tax.

The Company files income tax returns in the U.S. federal and in various state jurisdictions, and, prior to 2007, in Canada. The tax years 2006 to 2008 remain open to examination by the major taxing jurisdictions to which we are subject. In addition, tax years 1999, 2000, 2002 and 2003 remain open due to utilized losses in some jurisdictions in subsequent years. The Company’s 2006, 2007 and 2008 U.S. federal return is currently under examination by the IRS. Although the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than the Company’s accrued position.

7. Accrued Expenses and Other Liabilities

A detail of accrued expenses and other liabilities is as follows (in thousands):

	December 31,
	2009	2008
Payroll and bonus	$1,755	$3,102
Workers compensation	888	604
Medical claims	871	775
Other taxes	269	3,582
Other	728	1,064

	$4,511	$9,127

Other taxes includes sales, franchise and property taxes.

8. Debt Obligations

In March 2005, we entered into a Revolving Credit and Security Agreement with PNC Bank, for itself and as agent for a group of lenders. This credit facility has been amended numerous times, most recently in September 2008. In addition to PNC Bank, the current group of lenders consists of Capital One Leverage Finance Corp., M&I Business Credit, LLC, M&T Bank and TD Bank, N.A.. This credit facility matures on March 30, 2012 and provides for a $97.5 million borrowing base. Amounts outstanding under the credit facility bear interest, depending upon facility usage, at either (i) the higher of the Federal Funds Open Rate plus 75 to 125 basis points or PNC Bank’s base commercial lending rate (4.5% at December 31, 2009) or (ii) LIBOR plus 250 to 300 basis points (3.2% at December 31, 2009). Interest on outstanding loans is due monthly for domestic rate loans and at the end of the relevant interest period for LIBOR loans. Depending upon our facility usage, we are assessed an unused line fee of 37.5 to 62.5 basis points on the available borrowing capacity. The available borrowing capacity was $83.7 million as of December 31, 2009. There is a $7.5 million sublimit for letters of credit. If we repay and terminate the obligations under this facility, we will incur a substantial prepayment penalty. As of December 31, 2009, we had a loan balance of $9.0 million under the credit facility, and an additional $4.8 million of the total capacity had been utilized to support our letter of credit requirement. As of December 31, 2008, $42.6 million was outstanding under our credit facility and $3.5 million of the total capacity was utilized to support our letter of credit requirement.

In general, the credit facility is secured by substantially all of our assets The forced liquidation value of our assets serving as collateral is determined annually by an independent appraisal, with adjustments for acquisitions and dispositions between appraisals. The credit facility contains affirmative and negative covenants and also provides for events of default that are typical for such an agreement. Among the affirmative covenants are requirements to maintain a specified tangible net worth and a fixed charge coverage ratio. As of December 31, 2009, our actual tangible net worth was $214.7 million compared to the required minimum tangible net worth of $74.9 million, while our actual fixed charge coverage ratio of 6.2 exceeded the required 1.1 fixed charge coverage ratio. Among the negative covenants are restrictions on major corporate transactions, incurrence of indebtedness and amendments to our organizational documents. Events of default would include a change in control and any change in our operations or condition, which has a material adverse effect. As of December 31, 2009, we were in compliance with all of our financial covenants.

To date, the credit facility primarily has been used to pay for rig acquisitions and for our working capital requirements. The credit facility may also be used by the Company, subject to certain conditions, to repurchase its common stock and/or pay a cash dividend.

In addition, the Company has entered into various equipment-specific financing agreements with a third-party financing institution. The terms of these agreements range from 24 to 48 months. In June 2009, we used $2.5 million in borrowings on our credit facility to pay off certain of these notes payable with interest rates higher than the revolving credit facility. As of December 31, 2009 and 2008, the total outstanding balance under these arrangements was approximately $771,000 and $5.1 million, respectively, and is classified, according to payment date, in current portion of notes payable for equipment and long-term notes payable for equipment in the accompanying balance sheets. At December 31, 2009, the stated interest rate on these borrowings ranges from zero percent to 4.2%.

The following is a schedule, by year, of the future debt payments under these agreements, together with the present value of the net payments as of December 31, 2009 (in thousands):

Year ending December 31:
2010	$607
2011	174
Thereafter	—

Total minimum debt payments	781
Less amount representing interest	(10)

Total present value of minimum payments	771
Less current portion of such obligations	(598)

Long-term portion of obligations	$173

The Company paid approximately $1.5 million, $1.9 million and $2.7 million in interest on all debt during 2009, 2008 and 2007, respectively.

9. Stockholders’ Equity

At December 31, 2009, the number of authorized shares of common stock was 75,000,000 shares, of which 23,123,103 shares were outstanding, and 1,807,314 shares were reserved for future issuance through the Company’s equity based plans. The number of authorized shares of preferred stock was 100,000 shares at December 31, 2009. No shares of preferred stock were outstanding or reserved for future issuance.

During 2009, the Company purchased in the open market 285,182 shares of common stock for $1.6 million under the 2008 Union Drilling, Inc. Share Repurchase Program. In 2008, the Company purchased 1,714,818 shares for $8.9 million. These shares are classified as treasury stock in the accompanying financial statements.

In June 2009, the Company completed a public offering consisting of three million shares of newly issued common stock at a price of $8.25 per share. Proceeds to the Company, net of underwriting discounts and other fees and expenses, were $23.2 million and were used to repay indebtedness outstanding under the Company’s revolving credit facility.

10. Management Compensation

Equity Based Plans

The Company has two equity based plans, the Amended and Restated 2005 Stock Incentive Plan and the Amended and Restated 2000 Stock Option Plan. Under each plan, 1,579,552 shares of the Company’s common stock have been authorized for awards of stock options. Under both plans, incentive and non-qualified stock options may be awarded to directors and employees. Restricted stock and restricted stock units may be granted under the Amended and Restated 2005 Stock Incentive Plan. As of December 31, 2009, 1,095,734 options and 303,319 restricted stock units have been granted under the Amended 2005 Stock Option Plan and 1,548,124 options have been granted under the Amended and Restated 2000 Stock Option Plan. Stock options are granted with an exercise price equal to the fair market value on the grant date, which is determined by the closing trading price of our common stock on the Nasdaq Global Select Market. Prior to the Company’s initial public offering in November 2005, the exercise price of stock options were based on the Board of Directors’ assessment of the fair market value of the stock at the time the options were granted.

Stock options. Options typically vest in four equal annual installments from the grant date, depending on the terms of the grant, and, unless earlier exercised or forfeited, expire on the tenth anniversary of the grant date. A summary of stock option activity was as follows:

	2009		2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	879,890	$10.40	845,097	$10.92	1,092,169	$8.33
Granted	243,088	6.69	90,871	4.72	243,723	12.95
Exercised	(98,722)	2.51	(49,497)	8.41	(451,307)	5.49
Forfeited/expired	(129,923)	14.68	(6,581)	14.00	(39,488)	14.00

Outstanding at end of year	894,333	$9.64	879,890	$10.40	845,097	$10.92

Options exercisable at end of year	506,493	$10.72	506,402	$9.29	336,407	$8.03

Weighted average fair value of options granted during the year		$4.16		$2.46		$5.66

New shares of common stock are issued to satisfy options exercised. Cash received from the exercise of options for the years ended December 31, 2009, 2008 and 2007, was $248,000, $416,000 and $2.5 million, respectively. The total intrinsic value of options exercised during 2009, 2008 and 2007 was $37,000, $514,000 and $4.6 million, respectively.

A summary of options outstanding as of December 31, 2009, was as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Years of Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$3.80 to $9.89	436,678	7.7	$5.59	157,031	$4.23
$12.75 to $14.62	457,655	6.8	$13.50	349,462	$13.64

	894,333			506,493

The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2009 was $397,000 and $319,000, respectively. The weighted average remaining contractual life of options exercisable as of December 31, 2009 was 5.7 years.

The total fair value of options vested during the year ended December 31, 2009 was $1.1 million.

The following table summarizes additional information as of December 31, 2009 for fully vested options and options expected to vest:

Number of shares outstanding	857,977
Weighted average exercise price	$9.68
Aggregate intrinsic value (in thousands)	$393
Weighted average remaining contractual term	7.1 years

Restricted stock awards. During 2009, 38,545 restricted stock units were awarded at a weighted average grant date fair value of $6.32 per unit and vesting periods ranging from three to four years. During 2008, 264,774 restricted stock units were awarded at a weighted average grant date fair value of $15.75 per unit and vesting periods ranging from three to seven years. One of these 2008 awards for 200,000 restricted stock units is subject to both performance and service criteria, which have not been met as of December 31, 2009.

The following table summarizes the status of non-vested restricted stock units for 2009 and 2008:

	2009	2008

Nonvested at beginning of year	264,774	—
Granted	38,545	264,774
Vested	—	—
Forfeited	(4,283)	—

Nonvested at end of year	299,036	264,774

Employee Benefit Plan

The Company has a defined contribution employee benefit plan covering substantially all of its employees. Company contributions to the plan are discretionary. The Company made contributions of approximately $275,000, $585,000 and $479,000 during the years ended December 31, 2009, 2008 and 2007, respectively.

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

At December 31, 2009 and 2008 the threshold amounts were $38.7 million and $35.2 million, respectively. These amounts are determined based upon cash invested in UDC (and invested by UDC in the Company’s stock) plus a compounded annual return of 10% less cash returned to investors. In 2009 and 2007, $12,000 and $26,000, respectively, of compensation costs were recognized as a result of the fair value of the assets owned by UDC exceeding the threshold. In 2008, the Company recognized $218,000 of compensation cost reversals as a result of the decrease in the market value of the Company’s common stock price. All compensation costs related to these rights are classified as general and administrative expense. As UDC is responsible for the cash settlement of these awards, the offsetting balance is recorded as additional paid in capital.

The defined participants in this arrangement would be entitled to up to 22.5% of the value realized in excess of the threshold amount. The CEO is entitled to approximately 1% of the 22.5%.

11. (Loss) Earnings Per Common Share

Because we incurred a net loss for the year ended December 31, 2009, basic and diluted loss per share were calculated as our net loss divided by the weighted average shares outstanding. Excluded from the computation of diluted loss per share for the year ended December 31, 2009 were 579,732 weighted average options and restricted stock units because the effect of including them would have been antidilutive.

For the years ended December 31, 2008 and 2007, the following table presents a reconciliation of the numerators and denominators of the basic earnings per share and diluted earnings per share computations:

	2008	2007
Net income	$7,750	$30,832

Weighted average shares outstanding	21,890,273	21,818,381
Incremental shares from assumed conversion of stock options	114,845	121,829

Weighted average and assumed incremental shares	22,005,118	21,940,210

Earnings per share:
Basic	$0.35	$1.41

Diluted	$0.35	$1.41

The weighted average number of dilutive shares in 2008 and 2007 excludes 122,500 and 115,000 options, respectively, due to their antidilutive effects.

12. Commitments and Contingencies

Operating Leases

The Company leases certain buildings, automobiles, office equipment and phone services under noncancelable operating agreements. Lease expense was approximately $2.2 million, $2.3 million and $2.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, future minimum lease payments under noncancelable operating leases consist of the following (in thousands):

2010	$1,243
2011	507
2012	30
2013	1
2014	—

Total	$1,781

Litigation and Other Contingencies

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

On October 31, 2008, the Company was named in a lawsuit filed in the United States District Court for the Eastern District of Arkansas (Western Division). The lawsuit was filed by Stephen Rose, individually, and Elizabeth Rose, both individually and on behalf of the deceased children of Stephen and Elizabeth Rose. The lawsuit alleges negligence on behalf of the Company relating to a traffic accident involving a mobile drilling rig owned by the Company. The Roses’ children were fatally injured in this accident. The lawsuit seeks unspecified compensatory and punitive damages. The Company is vigorously defending itself in this litigation.

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

13. Quarterly Financial Data (Unaudited)

The following table sets forth unaudited financial results on a quarterly basis for each of the last two years (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2009
Revenues	$54,297	$38,872	$35,184	$40,569	$168,922
Operating loss	(637)	(6,679)	(5,166)	(3,159)	(15,641)
Net loss	(271)	(4,900)	(3,972)	(2,890)	(12,033)
Net loss per common share:
Basic	$(0.01)	$(0.24)	$(0.17)	$(0.12)	$(0.55)
Diluted	$(0.01)	$(0.24)	$(0.17)	$(0.12)	$(0.55)

2008
Revenues	$64,078	$75,389	$82,439	$80,874	$302,780
Operating income	3,385	7,295	9,785	(76)	20,389
Net income	2,146	3,372	5,947	(3,715)	7,750
Net income per common share:
Basic	$0.10	$0.15	$0.27	$(0.17)	$0.35
Diluted	$0.10	$0.15	$0.27	$(0.17)	$0.35

14. Subsequent Event

Subsequent events have been evaluated through the date and time this annual report on Form 10-K was filed.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in 13a-15(e) of the Securities Exchange Act of 1934, or the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Interim Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Management’s Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is designed to provide reasonable assurance to management and the Board of Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

In Items 10, 11, 12, 13 and 14 below, we are incorporating by reference the information we refer to in those Items from the definitive proxy statement for our 2010 Annual Meeting of Stockholders. We intend to file our definitive proxy statement with the SEC by April 30, 2010.

Item 10.	Directors, Executive Officers and Corporate Governance

We have a Code of Ethics that applies to our directors and all employees including our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. Our Code of Ethics is posted in the “Investor Relations” section on our website at http://www.uniondrilling.com.

The other information required in response to this Item will be set forth in our definitive proxy statement for our 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required in response to this Item will be set forth in our definitive proxy statement for our 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required in response to this Item will be set forth in our definitive proxy statement for our 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required in response to this Item will be set forth in our definitive proxy statement for our 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required in response to this Item will be set forth in our definitive proxy statement for our 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

1. Financial Statements.

See Index to Financial Statements on page 28.

2. Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable or the required information is presented in the financial statements or the notes to the financial statements.

(b)	Exhibits. A list of exhibits required by Item 601 of Regulation S-K and to be filed as part of this report is set forth in the Index to Exhibits beginning on page 54, which immediately precedes such exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNION DRILLING, INC.

March 5, 2010	By:	/s/ Christopher D. Strong
Christopher D. Strong
President, Chief Executive Officer and Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher D. Strong
Christopher D. Strong	President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive and Financial Officer) and Director	March 5, 2010

/s/ Tina L. Castillo
Tina L. Castillo	Controller (Principal Accounting Officer)	March 5, 2010

/s/ Thomas H. O’Neill, Jr.
Thomas H. O’Neill Jr.	Director	March 5, 2010

/s/ Howard I. Hoffen
Howard I. Hoffen	Director	March 5, 2010

/s/ Gregory D. Myers
Gregory D. Myers	Director	March 5, 2010

/s/ M. Joseph McHugh
M. Joseph McHugh	Director	March 5, 2010

/s/ T.J. Glauthier
T.J. Glauthier	Director	March 5, 2010

/s/ Ronald Harrell
Ronald Harrell	Director	March 5, 2010

/s/ Robert M. Wohleber
Robert M. Wohleber	Director	March 5, 2010

UNION DRILLING, INC.

INDEX TO EXHIBITS

Exhibit Number		Description
3.1	—	Form of Amended and Restated Certificate of Incorporation of Union Drilling (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 (File No. 333-127525) filed on August 15, 2005).

3.2	—	Form of Amended and Restated Bylaws of Union Drilling (incorporated by reference to Exhibit 3.1 to our Form 8-K filed on August 9, 2007).

4.1	—	Specimen Stock Certificate for the common stock, par value $0.01 per share, of Union Drilling (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1 (File No. 333-127525) filed on August 15, 2005).

10.1†	—	First Amendment to Union Drilling’s Amended and Restated 2000 Stock Option Plan and Its Accompanying Form of Stock Option Agreement (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on November 30, 2007).

10.2†	—	Form of Stock Option Agreement under First Amendment to Union Drilling’s Amended and Restated 2000 Stock Option Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on November 30, 2007).

10.3†	—	Stock Option Plan and Agreement, dated May 13, 1999, by and between Union Drilling and Christopher Strong (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1 (File No. 333-127525) filed on August 15, 2005).

10.4†	—	First Amendment to Union Drilling’s 2005 Stock Option Plan and Its Accompanying Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on November 30, 2007).

10.5†	—	Form of Stock Option Agreement under Union Drilling’s Amended and Restated 2005 Stock Option Plan (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on November 30, 2007).

10.5.1†	—	Amended and Restated 2005 Stock Incentive Plan and the accompanying forms of award agreements (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on June 11, 2008).

10.5.2†	—	Restricted Stock Unit Agreement, dated June 10, 2008, between Union Drilling and Christopher D. Strong (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on June 11, 2008).

10.6	—	Form of Stockholders Agreement by and among Union Drilling and certain of its direct and indirect stockholders (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-127525) filed on October 18, 2005).

10.7	—	Revolving Credit and Security Agreement, dated March 31, 2005, between Union Drilling the lenders signatory thereto and PNC Bank, as agent for the lenders, together with the First Amendment dated April 19, 2005 (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1 (File No. 333-127525) filed on August 15, 2005).

10.8	—	Stock Purchase Agreement, dated as of March 31, 2005, by and between Union Drilling and Richard Thornton, the sole stockholder of Thornton Drilling Company (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1 (File No. 333-127525) filed on August 15, 2005).

10.9	—	Registration Rights Agreement, dated as of March 31, 2005, between Union Drilling and Richard Thornton (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1 (File No. 333-127525) filed on August 15, 2005).

10.10†	—	Employment Agreement, dated as of March 31, 2005, between Union Drilling and Richard Thornton (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1 (File No. 333-127525) filed on August 15, 2005).

10.11	—	Stock Purchase Agreement, dated as of March 31, 2005, by and between Union Drilling, Steven A. Webster, Wolf Marine S.A. and William R. Ziegler (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1 (File No. 333-127525) filed on August 15, 2005).

10.12	—	Option and Asset Purchase and Sale Agreement dated as of February 28, 2005 between Thornton Drilling Company and SPA Drilling, LP; Amendment No. 1 to Purchase and Sale Agreement between Thornton Drilling Company and SPA Drilling, LP; and Assignment and Assumption Agreement between Thornton Drilling Company and Union Drilling Texas, LP. (incorporated by reference to Exhibit 10.12 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-127525) filed on November 7, 2005).

10.13	—	Asset Purchase Agreement, dated May 31, 2005, between C and L Services, LP and Union Drilling Texas, LP. (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1 (File No. 333-127525) filed on August 15, 2005).

10.14	—	Forms of Indemnification Agreement with Union Drilling directors and certain of its officers (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-127525) filed on October 18, 2005).

10.15	—	Second Amendment, dated August 15, 2005, to the Revolving Credit and Security Agreement between Union Drilling, the lenders signatory thereto and PNC Bank, as agent for the lenders (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-127525) filed on September 28, 2005).

10.16	—	Asset Purchase Agreement, dated August 12, 2005, between C and L Services, LP and Union Drilling Texas, LP. (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-127525) filed on September 28, 2005).

10.17	—	Third Amendment, dated October 5, 2005, to the Revolving Credit and Security Agreement between Union Drilling, the lenders signatory thereto and PNC Bank, as agent for the lenders (incorporated by reference to Exhibit 10.17 to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-127525) filed on October 18, 2005).

10.18	—	Option to purchase drilling rigs from National Oilwell Varco (incorporated by reference to Exhibit 10.18 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-127525) filed on November 7, 2005).

10.19	—	Purchase and Sale Agreement, dated December 8, 2005, between Union Drilling and National-Oilwell, L.P., relating to the purchase of three drilling rigs (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on December 13, 2005).

10.20	—	Option Agreement, dated December 8, 2005, between Union Drilling and National-Oilwell, L.P., relating to the purchase of three drilling rigs (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on December 13, 2005).

10.21	—	Assets Purchase Agreement, dated December 19, 2005, between Permian Drilling Corporation and Maverick Oil and Gas, Inc., (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on February 3, 2006).

10.22	—	Agreement Regarding Assignment and Assumption of Rights and Obligations under Assets Purchase Agreement, dated January 30, 2006, between Maverick Oil and Gas, Inc. and Thornton Drilling Company; (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on February 3, 2006).

10.23	—	Addendum to Assets Purchase Agreement and Letter Agreement, dated January 30, 2006, between Permian Drilling Corporation, Maverick Oil and Gas, Inc. and Thornton Drilling Company, (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on February 3, 2006).

10.24	—	Purchase and Sale Agreement dated April 21, 2006 between Union Drilling and National-Oilwell, L.P., relating to the purchase price of three drilling rigs (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on May 2, 2006).

10.25	—	Fourth Amendment to Revolving Credit and Security Agreement, dated September 27, 2006, between Union Drilling, Inc., Thorton Drilling Company, Union Drilling Texas L.P., and PNC Bank, National Association, for itself and for other lenders (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on September 28, 2006).

10.26	—	Fifth Amendment to Revolving Credit and Security Agreement, dated December 5, 2006, between Union Drilling, Inc., Thorton Drilling Company, Union Drilling Texas L.P., and PNC Bank, National Association, for itself and for other lenders (incorporated by reference to Exhibit 10.1 to our Form 8-K/A filed on December 7, 2006).

10.27	—	Purchase and Sale Agreement dated January 4, 2008 between Union Drilling and IDM Equipment, LLC (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on January 8, 2008).

10.28	—	Sixth Amendment to Revolving Credit and Security Agreement dated July 29, 2008 between Union Drilling and PNC Bank, National Association, for itself and for the other lenders (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on July 31, 2008).

10.29	—	Seventh Amendment to Revolving Credit and Security Agreement dated September 30, 2008 between Union Drilling and PNC Bank, National Association, for itself and for the other lenders (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on October 6, 2008).

10.30	—	Separation Agreement dated August 10, 2009 between Union Drilling, Inc. and A.J. Verdecchia (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on August 11, 2009).

23.1*	—	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1*	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	—	Rule 13a-14(a)/15d-14(a) Certification of Interim Chief Financial Officer.

32.1*	—	Section 1350 Certification of Chief Executive Officer.**

32.2*	—	Section 1350 Certification of Interim Chief Financial Officer.**

†	Management contract or compensatory plan or arrangement.
*	Filed with this Report.
**	This Certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. This Certification shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, whether made before or after the date hereof, except to the extent that the Company specifically incorporates it by reference.