Form 10-Q
period 2010-03-31
UNION DRILLING INC
filed 2010-05-05
CIK 1133260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

www.uniondrilling.com

(Registrant’s website)

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

As of May 4, 2010, there were 25,182,345 shares of common stock, par value $0.01 per share, of the registrant issued and 23,182,345 shares outstanding.

UNION DRILLING, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Union Drilling, Inc.

Condensed Balance Sheets

(in thousands, except share data)

	March 31, 2010	December 31, 2009
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$25	$6
Accounts receivable (net of allowance for doubtful accounts of $116 and $1,379 at March 31, 2010 and December 31, 2009, respectively)	19,918	22,732
Inventories	2,017	1,944
Income tax recoverable	10,075	8,913
Prepaid expenses, deposits and other receivables	1,969	2,391
Deferred taxes	1,169	1,169

Total current assets	35,173	37,155

Intangible assets (net of accumulated amortization of $693 and $618 at March 31, 2010 and December 31, 2009, respectively)	1,507	1,582
Property, buildings and equipment (net of accumulated depreciation of $206,484 and $194,197 at March 31, 2010 and December 31, 2009, respectively)	260,993	254,063
Other assets	168	210

Total assets	$297,841	$293,010

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$16,331	$8,180
Current portion of notes payable for equipment	508	598
Financed insurance premiums	623	855
Customer advances	430	—
Accrued expense and other liabilities	5,848	4,511

Total current liabilities	23,740	14,144

Revolving credit facility	13,293	8,996
Long-term notes payable for equipment	100	173
Deferred taxes	49,766	53,157
Other long-term liabilities	219	217

Total liabilities	87,118	76,687

Stockholders’ equity:
Common stock, par value $.01 per share; 75,000,000 shares authorized; 25,140,224 shares and 25,123,103 shares issued at March 31, 2010 and December 31, 2009, respectively	251	251
Additional paid in capital	169,656	169,288
Retained earnings	51,279	57,247
Treasury stock; 2,000,000 shares at both March 31, 2010 and December 31, 2009	(10,463)	(10,463)

Total stockholders’ equity	210,723	216,323

Total liabilities and stockholders’ equity	$297,841	$293,010

See accompanying notes to condensed financial statements.

Union Drilling, Inc.

Condensed Statements of Operations

(Unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2010	2009
Revenues
Total revenues	$38,660	$54,297

Cost and expenses
Operating expenses	29,604	34,766
Depreciation and amortization	12,933	11,134
Impairment charge	—	1,300
General and administrative	5,730	7,734

Total cost and expenses	48,267	54,934

Operating loss	(9,607)	(637)

Interest expense, net	(182)	(78)
Gain on disposal of assets	388	99
Other income	20	24

Loss before income taxes	(9,381)	(592)
Income tax benefit	(3,413)	(321)

Net loss	$(5,968)	$(271)

Loss per common share:
Basic	$(0.26)	$(0.01)

Diluted	$(0.26)	$(0.01)

Weighted-average common shares outstanding:
Basic	23,127,049	20,077,815

Diluted	23,127,049	20,077,815

See accompanying notes to condensed financial statements.

Union Drilling, Inc.

Condensed Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended March 31,
	2010	2009
Operating activities:
Net loss	$(5,968)	$(271)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,933	11,134
Impairment charge	—	1,300
Non-cash compensation expense	284	414
Provision for doubtful accounts	13	1,166
Gain on disposal of assets	(388)	(99)
(Benefit) provision for deferred taxes	(3,372)	878
Excess tax benefits from share-based payment arrangements	(19)	—
Changes in operating assets and liabilities:
Accounts receivable	2,801	15,487
Inventories	(73)	(195)
Prepaid and other assets	(698)	(9)
Accounts payable	1,531	(1,517)
Accrued expenses and other liabilities	1,769	273

Cash flow provided by operating activities	8,813	28,561

Investing activities:
Purchases of machinery and equipment	(12,893)	(30,452)
Proceeds from sale of machinery and equipment	389	147

Cash flow used in investing activities	(12,504)	(30,305)

Financing activities:
Borrowings on line of credit	46,838	73,413
Repayments on line of credit	(42,541)	(69,533)
Cash overdrafts	(276)	—
Repayments—other debt	(395)	(864)
Exercise of stock options	65	248
Excess tax benefits from share-based payment arrangements	19	—
Purchases of treasury stock	—	(1,563)

Cash flow provided by financing activities	3,710	1,701

Net increase (decrease) in cash	19	(43)
Cash and cash equivalents at beginning of period	6	406

Cash and cash equivalents at end of period	$25	$363

See accompanying notes to condensed financial statements.

Union Drilling, Inc.

Condensed Statement of Stockholders’ Equity

(Unaudited, in thousands, except share data)

	Common Stock		Additional Paid In Capital	Retained Earnings	Treasury Stock	Total
	Shares	$
Balance at January 1, 2010	23,123,103	$251	$169,288	$57,247	$(10,463)	$216,323
Non-cash compensation	—	—	284	—	—	284
Exercise of stock options and related tax benefit of $19	17,121	—	84	—	—	84
Net loss	—	—	—	(5,968)	—	(5,968)

Balance at March 31, 2010	23,140,224	$251	$169,656	$51,279	$(10,463)	$210,723

See accompanying notes to condensed financial statements.

UNION DRILLING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

1.	Business and Basis of Presentation

Union Drilling, Inc. (“Union Drilling,” “Company” or “we”) provides contract land drilling services and equipment to natural gas and oil producers. The accompanying unaudited condensed financial statements relate solely to the accounts of Union Drilling, Inc. The interim period condensed financial statements, including the notes thereto, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results for a full year.

These interim period condensed financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

In January 2010, the FASB issued ASU No. 2010-06, amending Topic 820 Fair Value Measurements and Disclosures. This ASU updates Subtopic 820-10 and requires the following new disclosures: 1) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and 2) present separately in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), information about purchases, sales, issuances and settlements (on a gross basis rather than one net number). In addition, this ASU clarifies existing disclosures as follows: 1) provide fair value measurement disclosures for each class of assets and liabilities (often a subset within a line item in the statement of financial position); and 2) provide disclosures about the valuation techniques and inputs used to measure both recurring and nonrecurring Level 2 or Level 3 fair value measurements. These new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation of fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASU No. 2010-06 did not have a material impact on our financial condition or results of operations.

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

Our financial instruments that would be valued utilizing Level 1 inputs were they to be stated at fair value include cash and cash equivalents for which quoted current market prices are readily available.

Our financial instruments that would be valued utilizing Level 2 inputs were they to be stated at fair value include accounts receivable, accounts payable, accrued liabilities, debt and notes payable. For these Level 2 instruments, we believe that recorded amounts approximate fair value due to the relative short maturity period. Further, the pricing mechanisms in the Company’s debt agreements combined with the short-term nature of the equipment financing arrangements result in the carrying values of these obligations approximating their respective fair values.

We do not have any financial instruments utilizing Level 3 inputs.

4.	Accounts Receivable

Accounts receivable consist of the following (in thousands):

	March 31, 2010	December 31, 2009
Billed receivables	$18,151	$22,691
Unbilled receivables	2,015	1,613
Reserve for sales credits	(132)	(193)

Total receivables	20,034	24,111
Allowance for doubtful accounts	(116)	(1,379)

Net receivables	$19,918	$22,732

Unbilled receivables represent recorded revenue for contract drilling services performed that is billable by the Company at future dates based on contractual payment terms, and is anticipated to be billed and collected in the quarter following the balance sheet date.

5.	Property, Buildings and Equipment

Major classes of property, buildings and equipment are as follows (in thousands):

	March 31, 2010	December 31, 2009
Land	$988	$988
Buildings	1,641	1,643
Drilling equipment	429,282	423,588
Vehicles	12,104	12,053
Furniture and fixtures	168	168
Computer equipment	688	663
Leasehold improvements	126	126
Construction in progress	22,480	9,031

	467,477	448,260
Accumulated depreciation	(206,484)	(194,197)

	$260,993	$254,063

On March 29, 2010, we acquired a Spencer Harris 1,000 hp mechanical rig (Rig 228) for an aggregate purchase price of $5.1 million. Rig 228 is classified as construction in progress at March 31, 2010, pending slight modifications before rig deployment.

During the three months ended March 31, 2010 and 2009, we capitalized $104,000 and $344,000, respectively, of interest costs incurred during the construction periods of certain drilling equipment.

Consistent with recent prior quarters, there is continued uncertainty of when a sustained recovery for our industry will occur. While there have been some encouraging signs, such as an increase in the overall U.S. land rig count, business conditions remain challenging. As such, we performed an updated impairment analysis as of March 31, 2010 to determine if additional impairment charges were necessary related to our long-lived assets, including certain of our property and equipment. We estimated future cash flows over the estimated life of the identified long-lived assets and determined whether, on an undiscounted basis, estimated cash flows exceeded the carrying value of the long-lived assets. Based on our assessment, no impairment charge was recognized for the three months ended March 31, 2010.

6.	Accrued Expenses and Other Liabilities

A detail of accrued expenses and other liabilities is as follows (in thousands):

	March 31, 2010	December 31, 2009
Payroll and bonus	$1,852	$1,755
Workers’ compensation	1,018	888
Medical claims	950	871
Other taxes	1,047	269
Other	981	728

	$5,848	$4,511

Other taxes include sales and use, franchise and property taxes.

7.	Debt Obligations

In March 2005, the Company entered into a Revolving Credit and Security Agreement with PNC Bank, for itself and as agent for a group of lenders. This credit facility has been amended numerous times, most recently in September 2008. In addition to PNC Bank, the current group of lenders consists of Capital One Leverage Finance Corp., M&I Business Credit, LLC, M&T Bank and TD Bank, N.A. This credit facility matures on March 30, 2012 and provides for a $97.5 million borrowing base. Amounts outstanding under the credit facility bear interest, depending upon facility usage, at either (i) the higher of the Federal Funds Open Rate plus 75 to 125 basis points or PNC Bank’s base commercial lending rate (4.5% at March 31, 2010) or (ii) LIBOR plus 250 to 300 basis points (3.3% at March 31, 2010). Interest on outstanding loans is due monthly for domestic rate loans and at the end of the relevant interest period for LIBOR loans. Depending upon our facility usage, we are assessed an unused line fee of 37.5 to 62.5 basis points on the available borrowing capacity. The available borrowing capacity was $79.9 million as of March 31, 2010. There is a $7.5 million sublimit for letters of credit issued under this facility. If we repay and terminate the obligations under this facility, we will incur a substantial prepayment penalty. As of March 31, 2010, we had a loan balance of $13.3 million under the credit facility, and an additional $4.3 million of the total capacity was utilized to support our letter of credit requirement. As of December 31, 2009, $9.0 million was outstanding under our credit facility and $4.8 million of the total capacity had been utilized to support our letter of credit requirement.

In general, the credit facility is secured by substantially all of our assets. The forced liquidation value of our assets serving as collateral is determined at least annually by an independent appraisal, with adjustments for acquisitions and dispositions between appraisals. The credit facility contains affirmative and negative covenants and also provides for events of default typical for such an agreement. Among the affirmative covenants are requirements to maintain a specified tangible net worth and fixed charge coverage ratio. As of March 31, 2010, our actual tangible net worth was $209.2 million compared to the required minimum tangible net worth of $71.9 million, while our actual fixed charge coverage ratio of 5.6 exceeded the required 1.1 fixed charge coverage ratio. Among the negative covenants are restrictions on major corporate transactions, incurrence of indebtedness and amendments to our organizational documents. Events of default would include a change in control and any change in our operations or condition which has a material adverse effect. As of March 31, 2010, we were in compliance with all of our financial covenants.

To date, the credit facility primarily has been used to pay for rig acquisitions and for our working capital requirements. The credit facility may also be used by the Company, subject to certain conditions, to repurchase its common stock and/or pay a cash dividend.

In addition, the Company has entered into various equipment-specific financing agreements with a third-party financing institutions. The original terms of these agreements ranged from 24 to 48 months. As of March 31, 2010 and December 31, 2009, the total outstanding balance under these arrangements was $608,000 and $771,000, respectively, and is classified, according to payment date, in current portion of notes payable for equipment and long-term notes payable for equipment in the accompanying condensed balance sheets. At March 31, 2010, the stated interest rates on these borrowings range from zero percent to 4.2%.

8.	Commitments and Contingencies

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

In October 2008, the Company was named in a lawsuit filed in the United States District Court for the Eastern District of Arkansas (Western Division). The lawsuit was filed by Stephen Rose, individually, and Elizabeth Rose, both individually and on behalf of the two deceased children of Stephen and Elizabeth Rose. The lawsuit alleged negligence on behalf of the Company relating to a traffic accident involving a mobile drilling rig owned by the Company. On March 10, 2010, the parties reached a confidential settlement of the lawsuit. Consequently, the case has been removed from the Court’s trial docket and, upon the parties’ filing the stipulation of dismissal, and the Court’s final approval thereof, the case will be dismissed with prejudice.

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

9.	Stockholders’ Equity

At March 31, 2010, the number of authorized shares of common stock was 75,000,000 shares, of which 23,140,224 were outstanding, and 1,692,865 were reserved for future issuance through the Company’s equity based plans. The number of authorized shares of preferred stock was 100,000 shares at March 31, 2010. No shares of preferred stock were outstanding or reserved for future issuance.

10.	Loss Per Common Share

Because we incurred a net loss in both of the three months ended March 31, 2010 and 2009, basic and diluted loss per share for each period were calculated as our net loss divided by the weighted average shares outstanding. Approximately 555,000 and 248,000 weighted average options and restricted stock units to purchase shares of our common stock were excluded from the computation of diluted loss per share for the three months ended March 31, 2010 and 2009, respectively, because the effect of including them would have been antidilutive.

11.	Management Compensation

Equity based plans

The Company has two equity based plans, the Amended and Restated 2000 Stock Option Plan and the Amended and Restated 2005 Stock Incentive Plan. Given that more than 10 years have elapsed since the approval of the 2000 Stock Option Plan, no future stock option awards can be made under this plan. In addition to grants of incentive and non-qualified stock options to directors and employees, restricted stock and restricted stock units may also be granted under the Amended and Restated 2005 Stock Incentive Plan.

For the three months ended March 31, 2010 and 2009, the Company recorded stock-based compensation expense of $288,000 ($188,000, net of tax) and $429,000 ($308,000, net of tax), respectively, which is included in general and administrative expense. Total unamortized stock-based compensation was $4.3 million at March 31, 2010, and will be recognized over a weighted average service period of 3.6 years.

Stock options. Options typically vest over a three or four year period and, unless earlier exercised or forfeited, expire on the tenth anniversary of the grant date. A summary of stock option activity for the three months ended March 31, 2010 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2010	894,333	$9.64
Exercised	(17,121)	3.80

Outstanding at March 31, 2010	877,212	$9.75	7.1	$355,000

Options exercisable at March 31, 2010	491,247	$10.98	5.7	$277,000

No options were granted during the three months ended March 31, 2010.

New shares of common stock are issued to satisfy options exercised. Cash received from the exercise of options for the three months ended March 31, 2010 was $65,000. The total intrinsic value of options exercised during the three months ended March 31, 2010 was $51,000.

A summary of options outstanding as of March 31, 2010, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Years of Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price

$3.80 to $9.89	419,557	7.7	$5.66	139,910	$4.28
$12.75 to $14.62	457,655	6.6	$13.50	351,337	$13.64

	877,212			491,247

Restricted stock awards. A summary of restricted stock unit activity for the three months ended March 31, 2010 is as follows:

	Shares	Weighted Average Grant Date Fair Value

Outstanding at January 1, 2010	299,036	$14.69
Granted	50,000	$7.41

Outstanding at March 31, 2010	349,036	$13.65

Employee retirement plan

The Company has a 401(k) plan available to substantially all of its employees. Company contributions to the plan are discretionary. The Company made matching cash contributions of $77,000 and $128,000 for the three months ended March 31, 2010 and 2009, respectively. The decrease in 2010 compared to 2009 is primarily due to a decrease in employee participation in the plan.

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

At March 31, 2010 and December 31, 2009, the threshold amounts were $39.7 million and $38.7 million, respectively. These amounts are determined based upon cash invested in UDC (and invested by UDC in the Company’s stock) plus a compounded annual return of 10% less cash returned to investors. During the three months ended March 31, 2010 and 2009, $4,000 and $15,000, respectively, of compensation cost reversals were recognized as a result of the decrease in the market value of the Company’s stock price. These amounts were classified as general and administrative expense.

The defined participants in this arrangement would be entitled to up to 22.5% of the value realized in excess of the threshold amount. Our CEO is entitled to approximately 1% of the 22.5%.

12.	Income Taxes

Income tax benefit for the three months ended March 31, 2010 was $3.4 million, which is an effective rate of 36% of pre-tax book loss. This rate differs from the statutory rate of 35% primarily due to state income taxes, permanent book/tax differences such as those associated with the 50% deduction limitation on per diem payments for meals and non-cash compensation. Income tax benefit for the three months ended March 31, 2009 was $321,000, which is an effective rate of 54% of pre-tax book loss.

During the three months ended March 31, 2010, there was no change in the unrecognized tax benefits from December 31, 2009. At March 31, 2010, we had $208,000 of unrecognized tax benefits, of which $135,000, would affect our effective tax rate if recognized. Such amounts are carried as other long-term liabilities.

Interest and penalties related to uncertain tax positions are classified as interest expense and general and administrative costs, respectively. During the three months ended March 31, 2010, the Company recognized $2,000 in interest expense related to unrecognized tax benefits. During the three months ended March 31, 2009, the Company recognized cost reversals of $104,000 in interest and penalty expense related to unrecognized tax benefits. As of March 31, 2010 and December 31, 2009, the Company had $10,000 and $8,000, respectively, of interest and penalties accrued in relation to uncertain tax positions. It is reasonably possible that within the next 12 months, we may resolve some or all of the uncertain tax positions as a result of negotiations with taxing authorities which would result in a decrease in unrecognized tax.

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

This management’s discussion and analysis of financial condition and results of operations (“MD&A”) section of our Quarterly Report on Form 10-Q discusses our results of operations, liquidity and capital resources, and certain factors that may affect our future results, including economic and industry-wide factors. You should read this MD&A in conjunction with our condensed financial statements and accompanying notes included under Part I, Item 1, of this Quarterly Report, as well as with our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Company Overview

Union Drilling, Inc. (“Union Drilling,” “Company” or “we”) provides contract land drilling services and equipment, to natural gas and oil producers. We presently focus our operations in selected U.S. shale formations, with high growth potential, low finding and development costs and adequate take away capacity. Our principal operations are in the Appalachian and Arkoma Basins, as well as the Fort Worth Basin’s Barnett Shale formation. As our rigs are mobile, we are capable of moving them from one region to another in response to market conditions. In addition to our drilling rigs, we provide the drilling crews and most of the ancillary equipment needed to operate our drilling rigs. We do not invest in oil and natural gas properties.

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

The following table summarizes management’s key indicators of financial performance for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009
Revenue days	2,531	3,039
Average number of marketed rigs	71.0	71.0
Marketed rig utilization rates	39.6%	47.6%
Revenue per revenue day	$15,275	$17,867
Operating expenses per revenue day	$11,697	$11,440

As a result of the decline in natural gas prices commencing in the second half of 2008, overall demand for drilling services correspondingly decreased. Consequently, we experienced a drop in our revenue days and marketed rig utilization during the three months ended March 31, 2010 compared to the same period in 2009. In addition, this decline in demand and current excess capacity has resulted in a subdued pricing environment, causing the decrease in our revenue per revenue day during the three months ended March 31, 2010 compared to the same period in 2009, as term contracts with higher rates expired during 2009 and the first quarter of 2010.

Critical Accounting Policies and Estimates

Revenue and cost recognition. We generate revenue principally by drilling wells for natural gas or oil producers under daywork or footage contracts, which provide for the drilling of single or multiple well projects. Revenues on daywork contracts are recognized based on the days worked at the dayrate each contract specifies. Mobilization fees are recognized as the related drilling services are provided. We recognize revenues on footage contracts based on the footage drilled for the applicable accounting period. Expenses are recognized based on the costs incurred during that same accounting period. Reimbursements received for out-of-pocket expenses are recorded as revenues and direct expenses.

Accounts receivable. We evaluate the creditworthiness of our customers based on their financial information, if available, information obtained from major industry suppliers, and our past experiences, if any, with the customer. In some instances, we require new customers to make prepayments. We typically invoice our customers semimonthly during the performance of daywork contracts and upon completion of the contract, with payment due within 30 days. We established an allowance for doubtful accounts of $116,000 and $1.4 million at March 31, 2010 and December 31, 2009, respectively. Any allowance established is subject to judgment and estimates made by management. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, our assessment of our customers’ current abilities to pay obligations to us and the condition of the general economy and the oil and gas industry as a whole. Our bad debt expense was $13,000 and $1.2 million for the three months ended March 31, 2010 and 2009, respectively. We write off specific accounts receivable when we determine they are uncollectible. During the three months ended March 31, 2010, we wrote off $1.3 million of accounts receivable for one customer. No accounts receivable were determined to be uncollectible during the three months ended March 31, 2009.

At March 31, 2010 and December 31, 2009, our unbilled receivables totaled $2.0 million and $1.6 million, respectively, all of which relates to the revenue recognized, but not yet billed, on contracts in progress at March 31, 2010 and December 31, 2009, respectively.

Impairment of long-lived assets. We assess the impairment of long-lived assets whenever events or circumstances indicate that the asset’s carrying value may not be recoverable. Factors that could trigger an impairment review would be any significant negative trends in the industry or the general economy, our contract revenue rates, our rig utilization rates, cash flows generated from operating our drilling rigs, existence of term drilling contracts, current and future oil and natural gas prices, industry analysts’ outlook for the oil and gas industry and their view of our customers’ access to capital and the trends in the price of used drilling equipment observed by our management. If a review of our long-lived assets indicates that our carrying value exceeds the estimated undiscounted future cash flows, an impairment charge is made to adjust the carrying value to the estimated fair value. Cash flows are estimated by management considering factors such as expectations of future industry trends and the impact on dayrates, utilization and operating expenses; historical performance of the asset; the remaining expected life of the asset; any cash investment required to make the asset more marketable; suitability, specification and size of the rig; terminal value; as well as overall competitive dynamics. Use of different assumptions could result in an impairment charge different from that reported.

Accrued workers’ compensation. The Company accrues for costs under its workers’ compensation insurance program in accrued expenses and other liabilities. We have a deductible of $100,000 per covered accident under our workers’ compensation insurance. Our insurance policies require us to maintain letters of credit to collateralize incurred and future deductible payments. As of March 31, 2010 and December 31, 2009, we satisfied this requirement with letters of credit totaling $4.3 million and $4.8 million, respectively. We accrue for these costs as claims are incurred based on cost estimates established for each claim by the insurance companies providing the administrative services for processing the claims, including an estimate for incurred but not reported claims, claims paid directly by us, administrative costs associated with these claims and our historical experience with these types of claims. In addition, if needed, we accrue the estimated workers’ compensation premium payable to Ohio, a monopolistic state, when our rigs work in that state.

Stock-based compensation. Compensation cost resulting from share-based payment awards are measured at fair value and recognized in general and administrative expense on a straight line basis over the requisite service period for the entire award. The amount of compensation cost recognized at any date is at least equal to the portion of the grant-date value of the award that is vested at that date. For the three months ended March 31, 2010 and 2009, the Company recorded stock-based compensation expense of $288,000 ($188,000, net of tax) and $429,000 ($308,000, net of tax), respectively. Total unamortized stock-based compensation was $4.3 million at March 31, 2010 and will be recognized over a weighted average service period of 3.6 years.

The fair value of stock options granted is estimated using the Black-Scholes option valuation model based on assumptions for the risk-free interest rate, expected life of the option, dividend yield and volatility of our stock price. Volatility is based upon price performance of the Company and a peer company, as the Company does not have a sufficient historical price base to determine potential volatility over the term of the issued options. No stock options were granted during either the three months ended March 31, 2010 or 2009. The fair value of restricted stock or restricted stock units is the closing market price of the Company’s stock on the award grant date. During the three months ended March 31, 2010, 50,000 restricted stock units were granted. No restricted stock or restricted stock units were granted during the three months ended March 31, 2009.

New shares of common stock are issued to satisfy options exercised. Cash received from the exercise of options during the three months ended March 31, 2010 and 2009 was $65,000 and $248,000, respectively. Any tax benefit realized from stock option exercises is included as a cash inflow from financing activities on the condensed statements of cash flows.

Income taxes. We record deferred taxes for the basis difference in our property and equipment between financial reporting and tax reporting purposes and other costs such as compensation, employee benefits and other accrued liabilities which are deductible in different periods for financial reporting and tax reporting purposes. For property and equipment, basis differences arise from differences in depreciation periods and methods and the value of assets acquired in a business acquisition where we acquire the stock of an entity rather than its assets. For financial reporting purposes, we depreciate the various components of our drilling rigs and refurbishments over two to 12 years, while federal income tax rules require that we depreciate drilling rigs and refurbishments over five years. In 2009, tax depreciation also included bonus depreciation allowed as a result of the American Recovery and Reinvestment Act of 2009. Therefore, in the earlier years of our ownership of a drilling rig, our tax depreciation exceeds our financial reporting depreciation, resulting in our recording deferred tax liabilities on this depreciation difference. In later years, financial reporting depreciation exceeds tax depreciation, and the deferred tax liability begins to reverse.

Results of Operations

Our operations primarily consist of drilling natural gas or oil wells for our customers under either daywork contracts and, to a lesser extent, footage contracts. Contract terms we offer generally depend on the complexity and risk of operations, the on-site drilling conditions, the type of equipment used, the anticipated duration of the work to be performed and the overall demand for rigs in our markets. Our contracts generally provide for the drilling of a specified number of wells or a specific period of time for which the rig will be under contract.

Statements of Operations Analysis

The following table provides selected information about our operations for the three months ended March 31, 2010 and 2009 (in thousands).

	Three Months Ended March 31,
	2010	2009
Revenues	$38,660	$54,297

Operating expenses	29,604	34,766

Depreciation and amortization	12,933	11,134
Impairment charge	—	1,300
General and administrative expense	5,730	7,734
Interest expense, net	182	78
Other income and gain on disposal of assets	408	123
Income tax benefit	3,413	321

Revenues. Our revenues decreased by $15.6 million, or 29%, in the three months ended March 31, 2010 compared to the same period in 2009. This decrease in revenues was attributable to the decrease in our marketed rig utilization and lower dayrates.

Operating expenses. Our operating expenses during the three months ended March 31, 2010 decreased $5.2 million, or 15%, compared to the three months ended March 31, 2009. The decrease in operating expenses is primarily related to the decrease in marketed rig utilization. However, this decrease is partially offset by expenses incurred to prepare certain idled rigs to return to operation.

Depreciation and amortization. The increase in depreciation and amortization expense during the three months ended March 31, 2010 compared to the same period in 2009 was due to the increase in depreciable assets. The increase in depreciable assets was a result of capital equipment upgrades added to enhance our fleet capabilities.

Impairment charge. During the three months ended March 31, 2009, $1.3 million of impairment charges were recognized related to certain of our long-lived assets to write down the carrying value of these assets to fair value. No such charge was recognized in the three months ended March 31, 2010.

General and administrative expenses. Our general and administrative expenses decreased by $2.0 million, or 26%, during the three months ended March 31, 2010 compared to the same period in 2009. This decrease was primarily due to a $1.2 million decrease in the provision for doubtful accounts. In addition, corporate insurance rates for 2010 were lower, as were employment compensation expenses.

Interest expense, net. The $104,000 increase in interest expense for the three months ended March 31, 2010 compared to the same period in 2009 was primarily attributable to the decrease in capitalized interest costs incurred during the construction periods of certain drilling equipment. This increase was partially offset by a decrease in interest expense resulting from a decrease in the average balance of our revolving credit facility during the first quarter of 2010 compared to the first quarter of 2009.

Other income and gain on disposal of assets. Other income and gain on disposal of assets increased by $285,000 for the three months ended March 31, 2010, compared to the same period in 2009, primarily due to the net gains on disposition of drillpipe and other assets during the first quarter of 2010.

Income tax benefit. The increase in income tax benefit for the three months ended March 31, 2010 as compared to the same period in 2009, is primarily due to the increase in pre-tax loss in 2010. Our effective income tax rate of 36% for the three months ended March 31, 2010 differs from the federal statutory rate of 35% due to state income taxes and permanent book/tax differences such as those associated with the 50% deduction limitation on per diem meals expense and stock-based compensation. Further, the effective tax rate for 2010 differs from 2009 due to state apportionment and effect of the 50% deduction limitation on per diems.

The Company’s 2006, 2007 and 2008 U.S. federal income and employment tax returns are currently under examination by the I.R.S. Although we believe our tax estimates are reasonable, the final determination of tax audits could be materially different than that which is reflected in our tax provisions and accruals.

Liquidity and Capital Resources

Our operations have historically generated sufficient cash flow to meet our requirements for debt service and equipment expenditures (excluding major business and asset acquisitions). Cash flow provided by operating activities during the first three months of 2010 was $8.8 million compared to $28.6 million during the first three months of 2009. This decrease in cash flow from operating activities was primarily due to our decrease in rig utilization in 2010 compared to 2009.

Our cash flow from operations was primarily used to invest in new machinery and equipment. During the first three months of 2010 and 2009, cash used in investing activities totaled $12.5 million and $30.3 million, respectively. The first quarter of 2010 includes a $5.1 million rig purchase, while the same period in 2009 reflects the completion of our 2008 capital spending program.

Cash flow provided by financing activities was $3.7 million in the first three months of 2010, compared to $1.7 million for the first three months of 2009. During the three months ended March 31, 2009, treasury stock was purchased for $1.6 million.

We believe cash generated by our operations and our ability to borrow the currently unused portion of our revolving credit facility of approximately $79.9 million, after reductions for approximately $4.3 million outstanding letters of credit as of March 31, 2010, should allow us to meet our routine financial obligations for the foreseeable future.

Sources of Capital Resources

Our rig fleet has grown from 12 rigs in 1997 to 71 marketed rigs at March 31, 2010. We have financed this growth with a combination of debt and equity financing, as well as operating cash flows. At March 31, 2010, our total debt to total capital was approximately 6.2%.

See Note 7 “Debt Obligations” of the financial statements for information on the Company’s debt agreements as sources of capital resources, such information being incorporated herein by reference.

Uses of Capital Resources

For the three months ended March 31, 2010 and 2009, the additions to our property and equipment consisted of the following (in thousands):

	Three Months Ended March 31,
	2010	2009
Buildings	$—	$17
Drilling equipment	19,754	17,687
Vehicles	11	114
Computer equipment	24	3

Property and equipment additions	19,789	17,821
Plus adjustments for non-cash transactions:
Cash paid in current quarter for prior quarter accruals	1,086	13,824
Current quarter accruals	(7,982)	(1,193)

Cash used for purchases of machinery and equipment	$12,893	$30,452

For the three months ended March 31, 2010, additions to drilling equipment included $5.1 million for the purchase of a Spencer Harris 1,000 hp mechanical rig. Additions to drilling equipment during the three months ended March 31, 2009 included $14.1 million for progress payments related to four rigs that became available for service during the second quarter of 2009.

Working Capital

Our working capital was $11.4 million and $23.0 million at March 31, 2010 and December 31, 2009, respectively. Our current ratio, which we calculate by dividing our current assets by our current liabilities, was 1.5 at March 31, 2010 compared to 2.6 at December 31, 2009.

The changes in the components of our working capital were as follows (in thousands):

	March 31, 2010	December 31, 2009	Change
Cash and cash equivalents	$25	$6	$19
Accounts receivable	19,918	22,732	(2,814)
Inventories	2,017	1,944	73
Income tax recoverable	10,075	8,913	1,162
Prepaid expenses, deposits and other receivables	1,969	2,391	(422)
Deferred taxes	1,169	1,169	—

Current assets	35,173	37,155	(1,982)

Accounts payable	16,331	8,180	8,151
Current portion of notes payable for equipment	508	598	(90)
Financed insurance premiums	623	855	(232)
Customer advances	430	—	430
Accrued expenses and other liabilities	5,848	4,511	1,337

Current liabilities	23,740	14,144	9,596

Working capital	$11,433	$23,011	$(11,578)

The $2.8 million decrease in our accounts receivable at March 31, 2010 from December 31, 2009 was due primarily to the decrease in revenues during the first three months of 2010 and more timely collections.

The $1.2 million increase in income tax recoverable at March 31, 2010 compared to December 31, 2009 was due to a tax payment in February 2010 related to an amended 2008 federal tax return. We expect to recover this payment later in 2010.

The $8.2 million increase in accounts payable at March 31, 2010 from December 31, 2009 was primarily due to a $6.9 million increase for capital expenditures during the first quarter of 2010, as well as increased operating and general and administrative expenses in the first quarter of 2010 compared to the fourth quarter of 2009.

Accrued expenses and other liabilities increased $1.3 million at March 31, 2010 from December 31, 2009 primarily due to accrued property tax and bonus expense, which are paid annually, sales tax liability on a rig purchased in late March 2010 and additional growth in our workers’ compensation claims accrual.

Long-term Debt

Our long-term debt at March 31, 2010 and December 31, 2009 consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Revolving credit facility	$13,293	$8,996
Long-term notes payable for equipment	100	173

	$13,393	$9,169

Contractual Obligations

The Company did not enter into any significant contractual obligations during the three months ended March 31, 2010.

Inflation

Inflation did not have a significant effect on our results of operations in any of the periods reported. Management believes it is possible for some inflationary pressure to arise if the U.S. economic recovery becomes more certain.

Off Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements.

Recently Issued Accounting Standards

See Note 2 “Recent Accounting Pronouncements” of the financial statements for recently issued accounting standards, such information being incorporated herein by reference.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk exposure related to changes in interest rates on our revolving credit facility, which provides for interest on borrowings at a floating rate. At March 31, 2010, we had $13.3 million outstanding debt on our revolving credit facility. Assuming no change in the net principal balance, a hypothetical increase or decrease of 100 basis points in the interest rate would have a corresponding decrease or increase in our annual pre-tax income of approximately $133,000.

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

As of March 31, 2010, an evaluation was carried out under the supervision and with the participation of our management, including the CEO and the Interim CFO, of the effectiveness of the design and operation of our disclosure controls. Based upon that evaluation, the CEO and the Interim CFO concluded that, as of such date, the design and operation of these disclosure controls were effective to accomplish their objectives at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Refer to Note 8 “Commitments and Contingencies” of the financial statements for information on legal proceedings, such information being incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There have been no material changes during the quarter ended March 31, 2010 in our “Risk Factors” as discussed in detail in our 2009 Annual Report on Form 10-K. The risks described in our Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may, especially in a volatile economic environment, materially adversely affect our business, financial condition and/or operating results.

Items 2, 3, 4 and 5 are not applicable and have been omitted.

ITEM 6.	EXHIBITS

A list of the exhibits required by Item 601 of Regulation S-K to be filed as a part of this report is set forth in the Index to Exhibits on page 22, which immediately precedes such exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNION DRILLING, INC.

/s/ Christopher D. Strong

Christopher D. Strong
President, Chief Executive Officer and Interim Chief Financial Officer
(Principal Financial Officer)

Dated: May 5, 2010

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