Form 10-Q
period 2010-06-30
UNION DRILLING INC
filed 2010-08-05
CIK 1133260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 4, 2010, there were 25,182,345 shares of common stock, par value $0.01 per share, of the registrant issued and 23,182,345 shares outstanding.

UNION DRILLING, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Union Drilling, Inc.

Condensed Balance Sheets

(in thousands, except share data)

	June 30, 2010	December 31, 2009
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$6	$6
Accounts receivable (net of allowance for doubtful accounts of $116 and $1,379 at June 30, 2010 and December 31, 2009, respectively)	22,589	22,732
Inventories	1,725	1,944
Income tax recoverable	10,171	8,913
Prepaid expenses, deposits and other receivables	2,843	2,391
Deferred taxes	1,166	1,169

Total current assets	38,500	37,155

Intangible assets (net of accumulated amortization of $769 and $618 at June 30, 2010 and December 31, 2009, respectively)	1,431	1,582
Property, buildings and equipment (net of accumulated depreciation of $216,329 and $194,197 at June 30, 2010 and December 31, 2009, respectively)	264,514	254,063
Other assets	126	210

Total assets	$304,571	$293,010

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$15,414	$8,180
Current portion of notes payable for equipment	394	598
Financed insurance premiums	391	855
Customer advances	68	—
Accrued expense and other liabilities	7,670	4,511

Total current liabilities	23,937	14,144

Revolving credit facility	28,043	8,996
Long-term notes payable for equipment	56	173
Deferred taxes	46,518	53,157
Other long-term liabilities	212	217

Total liabilities	98,766	76,687

Stockholders’ equity:
Common stock, par value $.01 per share; 75,000,000 shares authorized; 25,182,345 shares and 25,123,103 shares issued at June 30, 2010 and December 31, 2009, respectively	252	251
Additional paid in capital	170,081	169,288
Retained earnings	45,935	57,247
Treasury stock; 2,000,000 shares at both June 30, 2010 and December 31, 2009	(10,463)	(10,463)

Total stockholders’ equity	205,805	216,323

Total liabilities and stockholders’ equity	$304,571	$293,010

See accompanying notes to condensed financial statements.

Union Drilling, Inc.

Condensed Statements of Operations

(Unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues
Total revenues	$43,678	$38,872	$82,338	$93,169

Cost and expenses
Operating expenses	33,906	25,557	63,510	60,323
Depreciation and amortization	12,072	12,318	25,005	23,452
Impairment charge	—	1,629	—	2,929
General and administrative	5,960	6,047	11,690	13,781

Total cost and expenses	51,938	45,551	100,205	100,485

Operating loss	(8,260)	(6,679)	(17,867)	(7,316)

Interest expense, net	(243)	(291)	(425)	(369)
(Loss) gain on disposal of assets	(237)	12	151	111
Other income	27	42	47	66

Loss before income taxes	(8,713)	(6,916)	(18,094)	(7,508)
Income tax benefit	(3,369)	(2,016)	(6,782)	(2,337)

Net loss	$(5,344)	$(4,900)	$(11,312)	$(5,171)

Loss per common share:
Basic	$(0.23)	$(0.24)	$(0.49)	$(0.25)

Diluted	$(0.23)	$(0.24)	$(0.49)	$(0.25)

Weighted-average common shares outstanding:
Basic	23,176,009	20,815,411	23,151,664	20,448,650

Diluted	23,176,009	20,815,411	23,151,664	20,448,650

See accompanying notes to condensed financial statements.

Union Drilling, Inc.

Condensed Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended June 30,
	2010	2009
Operating activities:
Net loss	$(11,312)	$(5,171)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	25,005	23,452
Impairment charge	—	2,929
Non-cash compensation expense	569	949
Provision for doubtful accounts	13	1,228
Gain on disposal of assets	(151)	(111)
(Benefit) provision for deferred taxes	(6,639)	2,161
Changes in operating assets and liabilities:
Accounts receivable	130	23,085
Inventories	219	272
Prepaid and other assets	(520)	(2,618)
Accounts payable	1,199	(7,182)
Accrued expenses and other liabilities	3,225	(3,218)

Cash flow provided by operating activities	11,738	35,776

Investing activities:
Purchases of machinery and equipment	(30,939)	(36,209)
Proceeds from sale of machinery and equipment	700	258

Cash flow used in investing activities	(30,239)	(35,951)

Financing activities:
Borrowings on line of credit	103,426	120,584
Repayments on line of credit	(84,379)	(139,236)
Cash overdrafts	14	732
Repayments—other debt	(785)	(4,195)
Exercise of stock options	225	248
Purchases of treasury stock	—	(1,563)
Proceeds from stock offering, net of issue costs	—	23,214

Cash flow provided by (used in) financing activities	18,501	(216)

Net decrease in cash	—	(391)
Cash and cash equivalents at beginning of period	6	406

Cash and cash equivalents at end of period	$6	$15

See accompanying notes to condensed financial statements.

Union Drilling, Inc.

Condensed Statement of Stockholders’ Equity

(Unaudited, in thousands, except share data)

	Common Stock		Additional Paid In Capital	Retained Earnings	Treasury Stock	Total
	Shares	$
Balance at January 1, 2010	23,123,103	$251	$169,288	$57,247	$(10,463)	$216,323
Non-cash compensation	—	—	569	—	—	569
Exercise of stock options	59,242	1	224	—	—	225
Net loss	—	—	—	(11,312)	—	(11,312)

Balance at June 30, 2010	23,182,345	$252	$170,081	$45,935	$(10,463)	$205,805

See accompanying notes to condensed financial statements.

UNION DRILLING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2010

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

Our financial instruments that would be valued utilizing Level 2 inputs were they to be stated at fair value include accounts and other receivables, accounts payable, accrued liabilities, debt and notes payable. For these Level 2 instruments, we believe that recorded amounts approximate fair value due to the relatively short maturity period. Further, the pricing mechanisms in the Company’s debt agreements combined with the short-term nature of the equipment financing arrangements result in the carrying values of these obligations approximating their respective fair values.

We do not have any financial instruments utilizing Level 3 inputs.

4.	Accounts Receivable

Accounts receivable consist of the following (in thousands):

	June 30, 2010	December 31, 2009
Billed receivables	$21,941	$22,691
Unbilled receivables	877	1,613
Reserve for sales credits	(113)	(193)

Total receivables	22,705	24,111
Allowance for doubtful accounts	(116)	(1,379)

Net receivables	$22,589	$22,732

Unbilled receivables represent recorded revenue for contract drilling services performed that is billable by the Company at future dates based on contractual payment terms, and is anticipated to be billed and collected in the quarter following the balance sheet date.

5.	Property, Buildings and Equipment

Major classes of property, buildings and equipment are as follows (in thousands):

	June 30, 2010	December 31, 2009
Land	$988	$988
Buildings	1,641	1,643
Drilling and related equipment	446,933	423,588
Vehicles	12,080	12,053
Furniture and fixtures	168	168
Information systems	688	663
Leasehold improvements	126	126
Construction in progress	18,219	9,031

	480,843	448,260
Accumulated depreciation	(216,329)	(194,197)

	$264,514	$254,063

In March 2010, we acquired a 1,000 hp mechanical rig (Rig 228) for an aggregate purchase price of $5.1 million. During the three months ended June 30, 2010, after adding approximately $600,000 of additional capital improvements to this rig, it was deployed in Texas. Also, in June 2010, we acquired a 1,000 hp mechanical rig (Rig 229) for an aggregate purchase price of $4.3 million, which was classified as construction in progress at June 30, 2010, pending slight modifications before its deployment.

During the six months ended June 30, 2010 and 2009, we capitalized $254,000 and $543,000, respectively, of interest costs incurred during the construction periods of certain drilling equipment.

6.	Accrued Expenses and Other Liabilities

A detail of accrued expenses and other liabilities is as follows (in thousands):

	June 30, 2010	December 31, 2009
Payroll and bonus	$2,764	$1,755
Workers’ compensation	1,768	888
Medical claims	853	871
Other taxes	1,382	269
Other	903	728

	$7,670	$4,511

Other taxes include sales and use, franchise and property taxes.

7.	Debt Obligations

In March 2005, the Company entered into a Revolving Credit and Security Agreement with PNC Bank, for itself and as agent for a group of lenders. This credit facility has been amended numerous times, most recently in September 2008. In addition to PNC Bank, the current group of lenders consists of Capital One Leverage Finance Corp., M&I Business Credit, LLC, M&T Bank and TD Bank, N.A. This credit facility matures on March 30, 2012 and provides for a $97.5 million borrowing base. Amounts outstanding under the credit facility bear interest, depending upon facility usage, at either (i) the higher of the Federal Funds Open Rate plus 75 to 125 basis points or PNC Bank’s base commercial lending rate (4.5% at June 30, 2010) or (ii) LIBOR plus 250 to 300 basis points (3.4%

at June 30, 2010). Interest on outstanding loans is due monthly for domestic rate loans and at the end of the relevant interest period for LIBOR loans. Depending upon our facility usage, we are assessed an unused line fee of 37.5 to 62.5 basis points on the available borrowing capacity. The available borrowing capacity was $65.2 million as of June 30, 2010. There is a $7.5 million sublimit for letters of credit issued under this facility. If we repay and terminate the obligations under this facility, we will incur a substantial prepayment penalty. As of June 30, 2010, we had a loan balance of $28.0 million under the credit facility, and an additional $4.3 million of the total capacity was utilized to support our letter of credit requirement. As of December 31, 2009, $9.0 million was outstanding under our credit facility and $4.8 million of the total capacity had been utilized to support our letter of credit requirement.

In general, the credit facility is secured by substantially all of our assets. The forced liquidation value of our assets serving as collateral is determined at least annually by an independent appraisal, with adjustments for acquisitions and dispositions between appraisals. The credit facility contains affirmative and negative covenants and also provides for events of default typical for such an agreement. Among the affirmative covenants are requirements to maintain a specified tangible net worth and fixed charge coverage ratio. As of June 30, 2010, our actual tangible net worth was $204.4 million compared to the required minimum tangible net worth of $69.2 million, while our actual fixed charge coverage ratio of 13.9 exceeded the required 1.1 fixed charge coverage ratio. Among the negative covenants are restrictions on major corporate transactions, incurrence of indebtedness and amendments to our organizational documents. Events of default would include a change in control and any change in our operations or condition which has a material adverse effect. As of June 30, 2010, we were in compliance with all of our financial covenants.

To date, the credit facility primarily has been used to pay for rig acquisitions and for our working capital requirements. The credit facility may also be used by the Company, subject to certain conditions, to repurchase its common stock and/or pay a cash dividend.

In addition, the Company has entered into various equipment-specific financing agreements with a third-party financing institution. The original terms of these agreements range from 24 to 48 months. As of June 30, 2010 and December 31, 2009, the total outstanding balance under these arrangements was $450,000 and $771,000, respectively, and is classified, according to payment date, in current portion of notes payable for equipment and long-term notes payable for equipment in the accompanying condensed balance sheets. At June 30, 2010, the stated interest rates on these borrowings range from zero percent to 4.2%.

8.	Commitments and Contingencies

From time to time, we are a party to claims, litigation or other legal or administrative proceedings that we consider to arise in the ordinary course of our business. While no assurances can be given regarding the outcome of these or any other pending proceedings, or the ultimate effect such outcomes may have, other than the item discussed below, we do not believe we are a party to any legal or administrative proceedings which, if determined adversely to us, individually or in the aggregate, would have a material effect on our financial position, results of operations or cash flows. Management believes that the Company maintains adequate levels of insurance necessary to cover its business risks.

The Company’s 2006, 2007 and 2008 U.S. federal income and employment tax returns are currently under examination by the I.R.S. We believe the primary focus of the I.R.S. relates to our treatment of certain per diem payments to field employees and worker classification for certain independent contractors. To date, we have not received any notice of proposed assessment. Given the stage of the examination and because the I.R.S. has not proposed any assessments, the Company cannot, at this time, reasonably estimate the amount, if any, of employment taxes, interest, penalties or additions to tax that may be assessed by the I.R.S. The Company may be able to estimate a reasonable amount or range of exposure, if any, in the future as more information is obtained during the course of the examination. Should an assessment be proposed, the Company believes that it has valid arguments in support of its employment tax positions and intends to vigorously assert them. Although the final resolution of this matter could have a material effect on our results of operations for the particular reporting period in which the estimated liability is recorded, we believe that any resulting liability would not materially affect our financial position.

9.	Stockholders’ Equity

At June 30, 2010, the number of authorized shares of common stock was 75,000,000 shares, of which 23,182,345 were outstanding, and 1,650,744 were reserved for future issuance through the Company’s equity based plans. The number of authorized shares of preferred stock was 100,000 shares at June 30, 2010. No shares of preferred stock were outstanding or reserved for future issuance.

10.	Loss Per Common Share

Because we incurred a net loss in the three and six months ended June 30, 2010 and 2009, basic and diluted loss per share for each period were calculated as our net loss divided by the weighted average shares outstanding. Approximately 288,000 and 530,000 weighted average options and restricted stock units to purchase shares of our common stock were excluded from the computation of diluted loss per share for the three and six months ended June 30, 2010, respectively, because the effect of including them would have been antidilutive. Similarly, during the three and six months ended June 30, 2009, respectively, 264,000 and 299,000 options and restricted stock units were excluded from the computation of diluted loss per share because the effect of including them would have been antidilutive.

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

For the three and six months ended June 30, 2010, the Company recorded stock-based compensation expense of $301,000 ($193,000, net of tax) and $589,000 ($381,000, net of tax), respectively, which is included in general and administrative expense. For the three and six months ended June 30, 2009, the Company recorded stock-based compensation expense of $496,000 ($359,000 net of tax) and $925,000 ($666,000 net of tax), respectively. Total unamortized stock-based compensation was $4.0 million at June 30, 2010, and will be recognized over a weighted average service period of 3.4 years.

Stock options. Options typically vest over a three or four year period and, unless earlier exercised or forfeited, expire on the tenth anniversary of the grant date. A summary of stock option activity for the six months ended June 30, 2010 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2010	894,333	$9.64
Exercised	(59,242)	3.80

Outstanding at June 30, 2010	835,091	$10.05	7.2	$154,000

Options exercisable at June 30, 2010	457,251	$11.64	6.0	$113,000

New shares of common stock are issued to satisfy options exercised. During the three and six months ended June 30, 2010, 42,121 options and 59,242 options, respectively, were exercised. Cash received from the exercise of options for the three and six months ended June 30, 2010 was $160,000 and $225,000, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2010 was $117,000 and $168,000.

A summary of options outstanding as of June 30, 2010, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Years of Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$3.80 to $9.89	377,436	8.3	$5.87	104,039	$4.81
$12.75 to $14.62	457,655	6.3	$13.50	353,212	$13.65

	835,091			457,251

Restricted stock awards. A summary of restricted stock unit activity for the six months ended June 30, 2010 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2010	299,036	$14.69
Granted	50,000	$7.41

Outstanding at June 30, 2010	349,036	$13.65

Employee retirement plan

The Company has a 401(k) plan available to substantially all of its employees. Company contributions to the plan are discretionary. The Company made matching cash contributions of $83,000 and $160,000 for the three and six months ended June 30, 2010, respectively and $86,000 and $215,000 during the three and six months ended June 30, 2009. The decrease in 2010 compared to 2009 is primarily due to a decrease in employee participation in the plan.

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

At June 30, 2010 and December 31, 2009, the threshold amounts were $40.7 million and $38.7 million, respectively. These amounts are determined based upon cash invested in UDC (and invested by UDC in the Company’s stock) plus a compounded annual return of 10% less cash returned to investors. During the three and six months ended June 30, 2010, $15,000 and $20,000, respectively, of compensation cost reversals were recognized as a result of the decrease in the market value of the Company’s stock price. During the three and six months ended June 30, 2009, $39,000 and $24,000, respectively, of compensation costs were recognized. These amounts were classified as general and administrative expense.

The defined participants in this arrangement would be entitled to up to 22.5% of the value realized in excess of the threshold amount. Our CEO is entitled to approximately 1% of the 22.5% (0.225%).

12.	Income Taxes

Income tax benefit for the three and six months ended June 30, 2010 was $3.4 million and $6.8 million, respectively, which is an effective rate of 39% and 38%, respectively, of pre-tax book loss. These rates differ from the statutory rate of 35% primarily due to state income taxes, permanent book/tax differences such as those associated with the 50% deduction limitation on per diem payments for meals, and non-cash compensation. Income tax benefit for the three and six months ended June 30, 2009 was $2.0 million and $2.3 million, respectively, which is an effective rate of 29% and 31%, respectively, of pre-tax book loss.

At June 30, 2010 and December 31, 2009, we had $200,000 and $208,000, respectively, of unrecognized tax benefits, of which $130,000 and $135,000, respectively, would affect our effective tax rate if recognized. Such amounts are carried as other long-term liabilities.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2010	$208
Increases for tax positions of prior years	8
Reductions for tax positions of prior years	(16)

Balance at June 30, 2010	$200

Interest and penalties related to uncertain tax positions are classified as interest expense and general and administrative costs, respectively. During the three and six months ended June 30, 2010, the Company recognized $2,000 and $4,000, respectively, in interest expense related to unrecognized tax benefits. During the three and six months ended June 30, 2009, the Company recognized cost reversals of $104,000 in interest and penalty expense related to unrecognized tax benefits. As of June 30, 2010 and December 31, 2009, the Company had $12,000 and $8,000, respectively, of interest and penalties accrued in relation to uncertain tax positions. It is reasonably possible that within the next 12 months, we may resolve some or all of the uncertain tax positions as a result of negotiations with taxing authorities which would result in a decrease in unrecognized tax.

The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions. The tax years 2006 to 2009 remain open to examination by the major taxing jurisdictions to which we are subject. In addition, tax years 1999, 2000, 2002 and 2003 remain open due to utilized losses in certain jurisdictions. The Company’s 2006, 2007 and 2008 U.S. federal returns are currently under examination by the I.R.S. Although the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than the Company’s accrued positions.

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

Company Overview

Union Drilling, Inc. (“Union Drilling,” “Company” or “we”) provides contract land drilling services and equipment, to natural gas and oil producers. We presently focus our operations in selected U.S. shale formations, with high growth potential, low finding and development costs and adequate take away capacity. Our principal operations are in the Appalachian and Arkoma Basins, as well as the Fort Worth Basin’s Barnett Shale formation and the Permian Basin of West Texas. As our rigs are mobile, we are capable of moving them from one region to another in response to market conditions. In addition to our drilling rigs, we provide the drilling crews and most of the ancillary equipment needed to operate our drilling rigs. We do not invest in oil and natural gas properties.

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

The following table summarizes management’s key indicators of financial performance for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue days	2,910	2,243	5,441	5,282
Average number of marketed rigs	71.0	71.0	71.0	71.0
Marketed rig utilization rates	45.0%	34.7%	42.3%	41.1%
Revenue per revenue day	$15,010	$17,330	$15,133	$17,639
Operating expenses per revenue day	$11,652	$11,394	$11,672	$11,420
Drilling margin per revenue day	$3,358	$5,936	$3,461	$6,219
EBITDA	$3,602	$7,322	$7,336	$19,242

Our business is substantially dependent on and affected by the level of U.S. land-based natural gas and oil exploration and development activity. As a result of the decline in natural gas prices commencing in the second half of 2008, overall demand for drilling services correspondingly decreased and we reached a trough in the third quarter of 2009. Since that time, particularly during the first half of 2010, we experienced improvement in our marketed rig utilization rates due to relatively stable oil prices and higher demand for natural gas drilling in shale plays. However, there continues to be excess capacity in the markets in which we operate that has resulted in a subdued pricing environment, causing the decrease in our revenue per revenue day and drilling margin per revenue day in 2010 compared to the same periods in 2009, as term contracts with higher rates expire and re-price in the current market.

EBITDA is earnings before net interest, income taxes, depreciation and amortization and non-cash impairment. We believe EBITDA is a useful measure in evaluating financial performance because it is used by external users, such as investors, commercial banks, research analysts and others, to assess: (1) the financial performance of Union Drilling’s assets without regard to financing methods, capital structure or historical cost basis, (2) the ability of Union Drilling’s assets to generate cash sufficient to pay interest costs and support its indebtedness, and (3) Union Drilling’s operating performance and return on capital as compared to those of other entities in our industry, without regard to financing or capital structure. EBITDA is not a measure of financial performance under generally accepted accounting principles. However, EBITDA is a common alternative measure of operating performance used by investors, financial analysts and rating agencies. A reconciliation of EBITDA to net earnings is included below. EBITDA as presented may not be comparable to other similarly titled measures reported by other companies (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Calculation of EBITDA:
Net loss	$(5,344)	$(4,900)	$(11,312)	$(5,171)
Impairment charge	—	1,629	—	2,929

Net loss excluding impairment charge	(5,344)	(3,271)	(11,312)	(2,242)
Interest expense, net	243	291	425	369
Income tax benefit	(3,369)	(2,016)	(6,782)	(2,337)
Depreciation and amortization	12,072	12,318	25,005	23,452

EBITDA	$3,602	$7,322	$7,336	$19,242

Drilling margin represents contract drilling revenues less contract drilling costs. We believe that drilling margin is a useful measure for evaluating financial performance, although it is not a measure of financial performance under generally accepted accounting principles. However, drilling margin is a common measure of operating performance used by management, investors, financial analysts and rating agencies. A reconciliation of drilling margin to operating income is included below. Drilling margin as presented may not be comparable to other similarly titled measures reported by other companies (in thousands, except day and per day data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Calculation of drilling margin:
Operating loss	$(8,260)	$(6,679)	$(17,867)	$(7,316)
Depreciation and amortization	12,072	12,318	25,005	23,452
Impairment charge	—	1,629	—	2,929
General and administrative	5,960	6,047	11,690	13,781

Drilling margin	$9,772	$13,315	$18,828	$32,846
Revenue days	2,910	2,243	5,441	5,282
Drilling margin per revenue day	$3,358	$5,936	$3,461	$6,219

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

Accounts receivable. We evaluate the creditworthiness of our customers based on their financial information, if available, information obtained from major industry suppliers, and our past experiences, if any, with the customer. In some instances, we require new customers to make prepayments. We typically invoice our customers semimonthly during the performance of daywork contracts and upon completion of the contract, with payment due within 30 days. We established an allowance for doubtful accounts of $116,000 and $1.4 million at June 30, 2010 and December 31, 2009, respectively. Any allowance established is subject to judgment and estimates made by management. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, our assessment of our customers’ current abilities to pay obligations to us and the condition of the general economy and the oil and gas industry as a whole. Our bad debt expense was zero and $13,000 for the three and six months ended June 30, 2010, respectively, and $62,000 and $1.2 million for the three and six months ended June 30, 2009, respectively. We write off specific accounts receivable when we determine they are uncollectible. No accounts receivable were determined to be uncollectible during the three months ended June 30, 2010. During the six months ended June 30, 2010, we wrote off $1.3 million of previously reserved accounts receivable for one customer. No accounts receivable were determined to be uncollectible during the three and six months ended June 30, 2009.

At June 30, 2010 and December 31, 2009, our unbilled receivables totaled $877,000 and $1.6 million, respectively, all of which relates to the revenue recognized, but not yet billed, on contracts in progress at June 30, 2010 and December 31, 2009, respectively.

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

Accrued workers’ compensation. The Company accrues for costs under its workers’ compensation insurance program in accrued expenses and other liabilities. We have a deductible of $100,000 per covered accident under our workers’ compensation insurance. Our insurance policies require us to maintain letters of credit to collateralize incurred and future deductible payments. As of June 30, 2010 and December 31, 2009, we satisfied this requirement with letters of credit totaling $4.3 million and $4.8 million, respectively. We accrue for these costs as claims are incurred based on cost estimates established for each claim by the insurance companies providing the administrative services for processing the claims, including an estimate for incurred but not reported claims, claims paid directly by us, administrative costs associated with these claims and our historical experience with these types of claims. In addition, if needed, we accrue the estimated workers’ compensation premium payable to Ohio, a monopolistic state, when our rigs work in that state.

Stock-based compensation. Compensation cost resulting from share-based payment awards are measured at fair value and recognized in general and administrative expense on a straight line basis over the requisite service period for the entire award. The amount of compensation cost recognized at any date is at least equal to the portion of the grant-date value of the award that is vested at that date. For the three months and six months ended June 30, 2010, the Company recorded stock-based compensation expense of $301,000 ($193,000, net of tax) and $589,000 ($381,000, net of tax), respectively. For the three months and six months ended June 30, 2009, the Company recorded stock-based compensation expense of $496,000 ($359,000, net of tax) and $925,000 ($666,000, net of tax), respectively. Total unamortized stock-based compensation was $4.0 million at June 30, 2010 and will be recognized over a weighted average service period of 3.4 years.

The fair value of stock options granted is estimated using the Black-Scholes option valuation model based on assumptions for the risk-free interest rate, expected life of the option, dividend yield and volatility of our stock price. Volatility is based upon price performance of the Company and a peer company, as the Company does not have a sufficient historical price base to determine potential volatility over the term of the issued options. No stock options were granted during the three or six months ended June 30, 2010. During the three and six months ended June 30, 2009, 25,000 stock options were granted. The fair value of restricted stock or restricted stock units is the closing market price of the Company’s stock on the award grant date. No restricted stock or restricted stock units were granted during the three months ended June 30, 2010. During the six months ended June 30, 2010, 50,000 restricted stock units were granted. No restricted stock or restricted stock units were granted during the three and six months ended June 30, 2009.

New shares of common stock are issued to satisfy options exercised. Cash received from the exercise of options during the three and six months ended June 30, 2010 was $160,000 and $225,000, respectively. No options were exercised during the three months ended June 30, 2009. During the six months ended June 30, 2009, $248,000 was received from the exercise of options. Any tax benefit realized from stock option exercises is included as a cash inflow from financing activities on the condensed statements of cash flows.

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

Statements of Operations Analysis

The following table provides selected information about our operations for the three and six months ended June 30, 2010 and 2009 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	$43,678	$38,872	$82,338	$93,169
Operating expenses	33,906	25,557	63,510	60,323
Depreciation and amortization	12,072	12,318	25,005	23,452
Impairment charge	—	1,629	—	2,929
General and administrative expense	5,960	6,047	11,690	13,781
Interest expense, net	243	291	425	369
Other income and (loss) gain on disposal of assets	(210)	54	198	177
Income tax benefit	3,369	2,016	6,782	2,337

Revenues. Our revenues increased by $4.8 million, or 12%, in the three months ended June 30, 2010 compared to the same period in 2009. This increase in revenues was primarily attributable to the increase in our marketed rig utilization and partially offset by lower dayrates.

The $10.8 million, or 12%, decrease in revenues for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was primarily due to lower dayrates in 2010 and partially offset by an increase in marketed rig utilization.

Operating expenses. Our operating expenses during the three and six months ended June 30, 2010 compared to the same periods in 2009 increased $8.3 million, or 33%, and $3.2 million, or 5.3%, respectively. The increase in operating expenses was primarily due to the increase in marketed rig utilization and additional costs incurred to prepare certain idled rigs to return to operation during 2010. In addition, employment costs increased during the second quarter of 2010 as the Company restored wage reductions implemented in 2009 in response to the deteriorating market conditions.

Depreciation and amortization. The increase in depreciation and amortization expense during the six months ended June 30, 2010 compared to the same period in 2009 was due to the increase in depreciable assets, resulting from capital equipment upgrades added to enhance our fleet capabilities.

Impairment charge. During the three and six months ended June 30, 2009, $1.6 million and $2.9 million, respectively, of impairment charges were recognized related to certain of our long-lived assets to write down the carrying value of these assets to fair value. No such charge was recognized in the three and six months ended June 30, 2010.

General and administrative expenses. Our general and administrative expenses decreased slightly during the second quarter of 2010 compared to the second quarter of 2009. During the six months ended June 30, 2010, general and administrative expenses decreased $2.1 million compared to the same period in 2009. This decrease was primarily due to a $1.2 million decrease in the provision for doubtful accounts. In addition, corporate insurance rates for 2010 were lower, as were employment costs.

Interest expense, net. The decrease in interest expense for the three months ended June 30, 2010 compared to the same period in 2009 was primarily attributable to the decrease in the average balance of our revolving credit facility during the second quarter of 2010 compared to the second quarter of 2009. For the six months ended June 30, 2010, the increase in interest expense compared to the six months ended June 30, 2009 was due to the decrease in capitalized interest costs incurred during the construction periods of certain drilling equipment.

Other income and (loss) gain on disposal of assets. Other income and (loss) gain on disposal of assets decreased by $264,000 for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 primarily due to the net loss on disposition of assets during the second quarter of 2010. There was no significant change for the six month period ended June 30, 2010 compared to the same period in 2009.

Income tax benefit. The increase in income tax benefit for the three and six months ended June 30, 2010, as compared to the same periods in 2009, was primarily due to the increase in pre-tax loss in 2010. Our effective income tax rate of 39% and 38% for the three and six months ended June 30, 2010, respectively, differs from the federal statutory rate of 35% due to state income taxes and permanent book/tax differences such as those associated with the 50% deduction limitation on per diem meals expense and stock-based compensation. Further, the effective tax rate for 2010 differs from 2009 due to state apportionment and effect of the 50% deduction limitation on per diems.

The Company’s 2006, 2007 and 2008 U.S. federal income and employment tax returns are currently under examination by the I.R.S. Although we believe our tax estimates are reasonable, the final determination of tax audits could be materially different than that which is reflected in our tax provisions and accruals.

Liquidity and Capital Resources

Our operations have historically generated sufficient cash flow to meet our requirements for debt service and equipment expenditures (excluding major business and asset acquisitions). Cash flow provided by operating activities during the first six months of 2010 was $11.7 million compared to $35.8 million during the first six months of 2009. The decrease is primarily the result of higher accounts receivable collections during the first quarter of 2009 and our decrease in revenues in 2010 compared to 2009.

Our cash flow from operations was primarily used to invest in new drilling and related equipment. During the first six months of 2010 and 2009, cash used in investing activities totaled $30.2 million and $36.0 million, respectively.

Cash flow provided by financing activities was $18.5 million in the first six months of 2010, compared to $216,000 of cash flow used in financing activities for the first six months of 2009. The $19.0 million increase in net borrowings on our revolving credit facility in 2010 was primarily for capital expenditures. During the first six months of 2010, we also paid $785,000 on our notes payable for equipment and received $225,000 cash proceeds from the exercise of stock options. In June 2009, the Company completed a secondary public offering consisting of 3.0 million shares of newly issued common stock at a price of $8.25 per share. Proceeds to the Company, net of underwriting discounts and other fees and expenses, were $23.2 million and were used to repay indebtedness outstanding under the Company’s revolving credit facility. Net repayments on our revolving credit facility during the six months ended June 30, 2009 were $18.7 million. Also in June 2009, we used $2.5 million in borrowings on our credit facility to pay off certain notes payable for equipment which carried a higher interest rate. Net repayments on notes payable for equipment were $4.2 million for the six months ended June 30, 2009. In addition, during the six months ended June 30, 2009, treasury stock was repurchased for $1.6 million.

We believe cash generated by our operations and our ability to borrow the currently unused portion of our revolving credit facility of $65.2 million, after reductions for approximately $4.3 million outstanding letters of credit as of June 30, 2010, should allow us to meet our routine financial obligations for the foreseeable future.

Sources of Capital Resources

Our rig fleet has grown from 12 rigs in 1997 to 71 marketed rigs at June 30, 2010. We have financed this growth with a combination of debt and equity financing, as well as operating cash flows. At June 30, 2010, our total debt to total capital was 12.2%.

See Note 7 “Debt Obligations” of the financial statements for information on the Company’s debt agreements as sources of capital resources, such information being incorporated herein by reference.

Uses of Capital Resources

For the three and six months ended June 30, 2010 and 2009, the additions to our property and equipment consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Buildings	$—	$—	$—	$17
Drilling and related equipment	16,229	5,451	35,984	23,138
Vehicles	—	—	11	114
Furniture and fixtures	—	2	—	2
Information systems	940	—	965	3

Property and equipment additions	17,169	5,453	36,960	23,274
Plus adjustments for non-cash transactions:
Cash paid in current period for prior period accruals	7,982	1,193	1,086	13,824
Current period accruals	(7,107)	(889)	(7,107)	(889)

Cash used for purchases of machinery and equipment	$18,044	$5,757	$30,939	$36,209

For the three and six months ended June 30, 2010, additions to drilling equipment included $5.1 million and $10.0 million, respectively, for the purchase and upgrades of two 1,000 hp mechanical rigs. Other capital additions for the three and six months ended June 30, 2010 included rig enhancements, such as top drives and pad drilling packages, as well as drillpipe and other capital maintenance. Additions to drilling equipment during the three and six months ended June 30, 2009 included $4.2 million and $18.3 million, respectively, for progress payments related to four rigs that became available for service during the second quarter of 2009.

Working Capital

Our working capital was $14.6 million and $23.0 million at June 30, 2010 and December 31, 2009, respectively. Our current ratio, which we calculate by dividing our current assets by our current liabilities, was 1.6 at June 30, 2010 compared to 2.6 at December 31, 2009.

The changes in the components of our working capital were as follows (in thousands):

	June 30, 2010	December 31, 2009	Change
Cash and cash equivalents	$6	$6	$—
Accounts receivable	22,589	22,732	(143)
Inventories	1,725	1,944	(219)
Income tax recoverable	10,171	8,913	1,258
Prepaid expenses, deposits and other receivables	2,843	2,391	452
Deferred taxes	1,166	1,169	(3)

Current assets	38,500	37,155	1,345

Accounts payable	15,414	8,180	7,234
Current portion of notes payable for equipment	394	598	(204)
Financed insurance premiums	391	855	(464)
Customer advances	68	—	68
Accrued expenses and other liabilities	7,670	4,511	3,159

Current liabilities	23,937	14,144	9,793

Working capital	$14,563	$23,011	$(8,448)

The $1.3 million increase in income tax recoverable at June 30, 2010 compared to December 31, 2009 was primarily due to a tax payment in February 2010 related to an amended 2008 federal tax return. We expect to recover this payment later in 2010.

The $7.2 million increase in accounts payable at June 30, 2010 from December 31, 2009 was primarily due to $6.0 million increase in capital expenditures, as well as increased operating and general and administrative expenses in the second quarter of 2010 compared to the fourth quarter of 2009.

Accrued expenses and other liabilities increased $3.2 million at June 30, 2010 from December 31, 2009 primarily due to accrued property tax and bonus expense, which are paid annually and sales tax liability on a rig purchased in June 2010. In addition, our workers’ compensation claims accrual increased $880,000, of which $500,000 related to five of our employees injured in a fire at a drill site in West Virginia in June 2010.

Long-term Debt

Our long-term debt at June 30, 2010 and December 31, 2009 consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Revolving credit facility	$28,043	$8,996
Long-term notes payable for equipment	56	173

	$28,099	$9,169

Contractual Obligations

The Company did not enter into any significant contractual obligations during the six months ended June 30, 2010.

Inflation

Other than the restoration of prior wage reductions during the second quarter of 2010, inflation did not have a significant effect on our results of operations in any of the periods reported. Management believes it is possible for some inflationary pressure to arise if the U.S. economic recovery becomes more certain.

Off Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements.

Recently Issued Accounting Standards

See Note 2 “Recent Accounting Pronouncements” of the financial statements for recently issued accounting standards, such information being incorporated herein by reference.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk exposure related to changes in interest rates on our revolving credit facility, which provides for interest on borrowings at a floating rate. At June 30, 2010, we had $28.0 million outstanding debt on our revolving credit facility. Assuming no change in the net principal balance, a hypothetical increase or decrease of 100 basis points in the interest rate would have a corresponding decrease or increase in our annual pre-tax income of approximately $280,000.

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

As of June 30, 2010, an evaluation was carried out under the supervision and with the participation of our management, including the CEO and the CFO, of the effectiveness of the design and operation of our disclosure controls. Based upon that evaluation, the CEO and the CFO concluded that, as of such date, the design and operation of these disclosure controls were effective to accomplish their objectives at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Refer to Note 8 “Commitments and Contingencies” of the financial statements for information on legal proceedings, such information being incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There have been no material changes during the quarter ended June 30, 2010 in our “Risk Factors” as discussed in detail in our 2009 Annual Report on Form 10-K. The risks described in our Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may, especially in a volatile economic environment, materially adversely affect our business, financial condition and/or operating results.

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

/s/ Tina L. Castillo
Tina L. Castillo
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Dated: August 5, 2010

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