Form 10-Q
period 2010-09-30
UNION DRILLING INC
filed 2010-11-03
CIK 1133260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 2, 2010, there were 25,182,345 shares of common stock, par value $0.01 per share, of the registrant issued and 23,182,345 shares outstanding.

UNION DRILLING, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Union Drilling, Inc.

Condensed Balance Sheets

(in thousands, except share data)

	September 30, 2010	December 31, 2009
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$5	$6
Accounts receivable (net of allowance for doubtful accounts of $193 and $1,379 at September 30, 2010 and December 31, 2009, respectively)	30,018	22,732
Inventories	1,645	1,944
Income tax recoverable	1,319	8,913
Prepaid expenses, deposits and other receivables	2,480	2,391
Deferred taxes	1,169	1,169

Total current assets	36,636	37,155

Intangible assets (net of accumulated amortization of $844 and $618 at September 30, 2010 and December 31, 2009, respectively)	1,356	1,582
Property, buildings and equipment (net of accumulated depreciation of $228,620 and $194,197 at September 30, 2010 and December 31, 2009, respectively)	266,389	254,063
Other assets	84	210

Total assets	$304,465	$293,010

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$12,442	$8,180
Current portion of notes payable for equipment	277	598
Financed insurance premiums	157	855
Customer advances	163	—
Accrued expense and other liabilities	7,659	4,511

Total current liabilities	20,698	14,144

Revolving credit facility	37,445	8,996
Long-term notes payable for equipment	18	173
Deferred taxes	44,363	53,157
Other long-term liabilities	254	217

Total liabilities	102,778	76,687

Stockholders’ equity:
Common stock, par value $.01 per share; 75,000,000 shares authorized; 25,182,345 shares and 25,123,103 shares issued at September 30, 2010 and December 31, 2009, respectively	252	251
Additional paid in capital	170,406	169,288
Retained earnings	41,492	57,247
Treasury stock; 2,000,000 shares at both September 30, 2010 and December 31, 2009	(10,463)	(10,463)

Total stockholders’ equity	201,687	216,323

Total liabilities and stockholders’ equity	$304,465	$293,010

See accompanying notes to condensed financial statements.

Union Drilling, Inc.

Condensed Statements of Operations

(Unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues
Total revenues	$52,028	$35,184	$134,366	$128,353

Cost and expenses
Operating expenses	39,922	22,334	103,432	82,657
Depreciation and amortization	12,523	12,191	37,528	35,643
Impairment charge	—	—	—	2,929
General and administrative	6,004	5,825	17,694	19,606

Total cost and expenses	58,449	40,350	158,654	140,835

Operating loss	(6,421)	(5,166)	(24,288)	(12,482)

Interest expense, net	(287)	(189)	(712)	(558)
Gain (loss) on disposal of assets	36	(209)	187	(98)
Other income	83	32	130	98

Loss before income taxes	(6,589)	(5,532)	(24,683)	(13,040)
Income tax benefit	(2,146)	(1,560)	(8,928)	(3,897)

Net loss	$(4,443)	$(3,972)	$(15,755)	$(9,143)

Loss per common share:
Basic	$(0.19)	$(0.17)	$(0.68)	$(0.43)

Diluted	$(0.19)	$(0.17)	$(0.68)	$(0.43)

Weighted-average common shares outstanding:
Basic	23,182,345	23,123,103	23,162,003	21,349,931

Diluted	23,182,345	23,123,103	23,162,003	21,349,931

See accompanying notes to condensed financial statements.

Union Drilling, Inc.

Condensed Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2010	2009
Operating activities:
Net loss	$(15,755)	$(9,143)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	37,528	35,643
Impairment charge	—	2,929
Non-cash compensation expense	894	1,140
Provision for doubtful accounts	90	1,074
(Gain) loss on disposal of assets	(187)	98
Deferred taxes benefit	(8,797)	(588)
Changes in operating assets and liabilities:
Accounts receivable	(7,376)	25,533
Inventories	299	331
Income tax recoverable	7,594	3,373
Prepaid and other assets	1,142	2,402
Accounts payable	3,610	(6,506)
Accrued expenses and other liabilities	3,351	(3,999)

Cash flow provided by operating activities	22,393	52,287

Investing activities:
Purchases of machinery and equipment	(50,561)	(37,913)
Proceeds from sale of machinery and equipment	876	295

Cash flow used in investing activities	(49,685)	(37,618)

Financing activities:
Borrowings on line of credit	166,448	153,386
Repayments on line of credit	(137,999)	(186,064)
Cash overdrafts	(209)	133
Repayments—other debt	(1,174)	(4,384)
Exercise of stock options	225	248
Purchases of treasury stock	—	(1,563)
Proceeds from stock offering, net of issue costs	—	23,184

Cash flow provided by (used in) financing activities	27,291	(15,060)

Net decrease in cash	(1)	(391)
Cash and cash equivalents at beginning of period	6	406

Cash and cash equivalents at end of period	$5	$15

See accompanying notes to condensed financial statements.

Union Drilling, Inc.

Condensed Statement of Stockholders’ Equity

(Unaudited, in thousands, except share data)

	Common Stock		Additional Paid In Capital	Retained Earnings	Treasury Stock	Total
	Shares	$
Balance at January 1, 2010	23,123,103	$251	$169,288	$57,247	$(10,463)	$216,323
Non-cash compensation	—	—	894	—	—	894
Exercise of stock options	59,242	1	224	—	—	225
Net loss	—	—	—	(15,755)	—	(15,755)

Balance at September 30, 2010	23,182,345	$252	$170,406	$41,492	$(10,463)	$201,687

See accompanying notes to condensed financial statements.

UNION DRILLING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

1.	Business and Basis of Presentation

Union Drilling, Inc. (“Union Drilling,” “Company” or “we”) provides contract land drilling services and equipment to oil and natural gas producers. The accompanying unaudited condensed financial statements relate solely to the accounts of Union Drilling, Inc. The interim period condensed financial statements, including the notes thereto, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results for a full year.

These interim period condensed financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

For all periods reported, other comprehensive loss equals net loss.

2.	Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, amending Subtopic 605-25 Revenue Recognition – Multiple-Element Arrangements, which establishes the accounting and reporting guidance for arrangements under which a vendor will perform multiple revenue-generating activities. This ASU amends the criteria for separating consideration in multiple-deliverable arrangements and expands the related disclosures. This ASU will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We do not expect the adoption of ASU No. 2009-13 to have a material effect on the financial condition or results of operations of the Company.

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

We use the following methods and assumptions in estimating our fair value disclosures for financial instruments. The carrying amount of cash and cash equivalents approximates fair value due to the short-term maturity of these instruments (Level 1). For accounts and other receivables, accounts payable, accrued liabilities, debt and notes payable, we believe that recorded amounts approximate fair value due to the relatively short maturity period (Level 2). Further, the pricing mechanisms in the Company’s debt agreements combined with the short-term nature of the equipment financing arrangements result in the carrying values of these obligations approximating their respective fair values.

We do not have any financial instruments for which estimates of fair value disclosures utilize Level 3 inputs.

4.	Accounts Receivable

Accounts receivable consist of the following (in thousands):

	September 30, 2010	December 31, 2009
Billed receivables	$28,844	$22,691
Unbilled receivables	1,491	1,613
Reserve for sales credits	(124)	(193)

Total receivables	30,211	24,111
Allowance for doubtful accounts	(193)	(1,379)

Net receivables	$30,018	$22,732

Unbilled receivables represent recorded revenue for contract drilling services performed that is billable by the Company at future dates based on contractual payment terms, and is anticipated to be billed and collected in the quarter following the balance sheet date.

5.	Property, Buildings and Equipment

Major classes of property, buildings and equipment are as follows (in thousands):

	September 30, 2010	December 31, 2009
Land	$988	$988
Buildings	1,641	1,643
Drilling and related equipment	462,743	423,588
Vehicles	12,346	12,053
Furniture and fixtures	168	168
Information systems	688	663
Leasehold improvements	126	126
Construction in progress	16,309	9,031

	495,009	448,260
Accumulated depreciation	(228,620)	(194,197)

	$266,389	$254,063

During the nine months ended September 30, 2010, we acquired three 1,000 hp rigs. After adding additional capital improvements, two of these rigs were deployed in the Permian Basin. As of September 30, 2010, the third rig was classified as construction in progress, pending capital improvements prior to its deployment in the Marcellus Shale in the fourth quarter of 2010. Other capital additions for the nine months ended September 30, 2010 included rig enhancements, such as seven top drives and four pad drilling packages, as well as drillpipe and other capital maintenance.

During the nine months ended September 30, 2010 and 2009, we capitalized $384,000 and $579,000, respectively, of interest costs incurred during the construction periods of certain drilling equipment.

6.	Accrued Expenses and Other Liabilities

A detail of accrued expenses and other liabilities is as follows (in thousands):

	September 30, 2010	December 31, 2009
Payroll and bonus	$2,179	$1,755
Workers’ compensation	2,554	888
Medical claims	1,028	871
Other taxes	811	269
Other	1,087	728

	$7,659	$4,511

Other taxes include sales and use, franchise and property taxes.

7.	Debt Obligations

In March 2005, the Company entered into a Revolving Credit and Security Agreement with PNC Bank, for itself and as agent for a group of lenders. This credit facility has been amended numerous times, most recently in September 2008. In addition to PNC Bank, the current group of lenders consists of Capital One Leverage Finance Corp., M&I Business Credit, LLC, M&T Bank and TD Bank, N.A.. This credit facility matures on March 30, 2012 and provides for a $97.5 million borrowing base. Amounts outstanding under the credit facility bear interest, depending upon facility usage, at either (i) the higher of the Federal Funds Open Rate plus 75 to 125 basis points or PNC Bank’s base commercial lending rate (4.25% at September 30, 2010) or (ii) LIBOR plus 250 to 300 basis points (3.01% at September 30, 2010). Interest on outstanding loans is due monthly for domestic rate loans and at the end of the relevant interest period for LIBOR loans. Depending upon our facility usage, we are assessed an unused line fee of 37.5 to 62.5 basis points on the available borrowing capacity. The available borrowing capacity was $55.8 million as of September 30, 2010. There is a $7.5 million sublimit for letters of credit issued under this facility. If we repay and terminate the obligations under this facility, we will incur a substantial prepayment penalty. As of September 30, 2010, we had a loan balance of $37.4 million under the credit facility, and an additional $4.3 million of the total capacity was utilized to support our letter of credit requirement. As of December 31, 2009, $9.0 million was outstanding under our credit facility and $4.8 million of the total capacity had been utilized to support our letter of credit requirement.

In general, the credit facility is secured by substantially all of our assets. The forced liquidation value of our assets serving as collateral is determined at least annually by an independent appraisal, with adjustments for acquisitions and dispositions between appraisals. The credit facility contains affirmative and negative covenants and also provides for events of default typical for such an agreement. Among the affirmative covenants are requirements to maintain a specified tangible net worth and fixed charge coverage ratio. As of September 30, 2010, our actual tangible net worth was $200.3 million compared to the required minimum tangible net worth of $67.0 million and our actual fixed charge coverage ratio of 12.6 exceeded the required 1.1 fixed charge coverage ratio. Among the negative covenants are restrictions on major corporate transactions, incurrence of indebtedness and amendments to our organizational documents. Events of default would include a change in control and any change in our operations or condition which has a material adverse effect. As of September 30, 2010, we were in compliance with all of our financial covenants.

To date, the credit facility primarily has been used to pay for rig acquisitions and for our working capital requirements. The credit facility may also be used by the Company, subject to certain conditions, to repurchase its common stock and/or pay a cash dividend.

In addition, the Company has entered into various equipment-specific financing agreements with a third-party financing institution. The original terms of these agreements range from 24 to 48 months. As of September 30, 2010 and December 31, 2009, the total outstanding balance under these arrangements was $295,000 and $771,000, respectively, and is classified, according to payment date, in current portion of notes payable for equipment and long-term notes payable for equipment in the accompanying condensed balance sheets. At September 30, 2010, the stated interest rates on these borrowings range from zero percent to 4.2%.

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

The Company’s 2006 through 2009 U.S. federal income and employment tax returns are currently under examination by the I.R.S. We believe the primary focus of the I.R.S. relates to our treatment of certain per diem payments to field employees and worker classification for certain independent contractors. To date, we have not received any notice of proposed assessment. Given the stage of the examination and because the I.R.S. has not proposed any assessments, the Company cannot, at this time, reasonably estimate the amount, if any, of employment taxes, interest, penalties or additions to tax that may be assessed by the I.R.S. The Company may be able to estimate a reasonable amount or range of exposure, if any, in the future as more information is obtained during the course of the examination. Should an assessment be proposed, the Company believes that it has valid arguments in support of its employment tax positions and intends to vigorously assert them. Although the final resolution of this matter could have a material effect on our results of operations for the particular reporting period in which the estimated liability is recorded, we believe that any resulting liability would not materially affect our financial position.

9.	Stockholders’ Equity

At September 30, 2010, the number of authorized shares of common stock was 75,000,000 shares, of which 23,182,345 were outstanding, and 1,650,744 were reserved for future issuance through the Company’s equity based plans. The number of authorized shares of preferred stock was 100,000 shares at September 30, 2010. No shares of preferred stock were outstanding or reserved for future issuance.

10.	Loss Per Common Share

Because we incurred a net loss in the three and nine months ended September 30, 2010 and 2009, basic and diluted loss per share for each period were calculated as our net loss divided by the weighted average shares outstanding. Approximately 282,000 and 302,000 weighted average options and restricted stock units to purchase shares of our common stock were excluded from the computation of diluted loss per share for the three and nine months ended September 30, 2010, respectively, because the effect of including them would have been antidilutive. Similarly, during the three and nine months ended September 30, 2009, respectively, 262,000 and 283,000 options and restricted stock units were excluded from the computation of diluted loss per share because the effect of including them would have been antidilutive.

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

For the three and nine months ended September 30, 2010, the Company recorded stock-based compensation expense of $333,000 ($220,000, net of tax) and $922,000 ($600,000, net of tax), respectively, which is included in general and administrative expense. For the three and nine months ended September 30, 2009, the Company recorded stock-based compensation expense of $173,000 ($33,000 net of tax) and $1.1 million ($700,000 net of tax), respectively. Total unamortized stock-based compensation was $4.0 million at September 30, 2010, and will be recognized over a weighted average service period of 3.5 years.

Stock options. Options typically vest over a three or four year period and, unless earlier exercised or forfeited, expire on the tenth anniversary of the grant date. A summary of stock option activity for the nine months ended September 30, 2010 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2010	894,333	$9.64
Granted	75,000	$6.36
Exercised	(59,242)	$3.80

Outstanding at September 30, 2010	910,091	$9.75	7.2	$33,565

Options exercisable at September 30, 2010	484,126	$11.73	5.8	$33,565

The weighted average fair value of options granted during the three and nine months ended September 30, 2010 was $4.00. The fair value of option grants is determined using the Black-Scholes option valuation model. The key input variables used in valuing these options were: risk free interest rate of 1.6%; stock price volatility of 77.1%; dividend yield of zero; and expected term of five years.

New shares of common stock are issued to satisfy options exercised. During the three and nine months ended September 30, 2010, zero and 59,242 options, respectively, were exercised. Cash received from the exercise of options for the nine months ended September 30, 2010 was $225,000. The total intrinsic value of options exercised during the nine months ended September 30, 2010 was $168,000.

A summary of options outstanding as of September 30, 2010, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Years of Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$3.80 to $9.89	452,436	8.4	$5.95	104,039	$4.81
$12.75 to $14.62	457,655	6.0	$13.50	380,087	$13.62

	910,091			484,126

Restricted stock awards. A summary of restricted stock unit activity for the nine months ended September 30, 2010 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2010	299,036	$14.69
Granted	50,000	$7.41

Outstanding at September 30, 2010	349,036	$13.65

Employee retirement plan

The Company has a 401(k) plan available to substantially all of its employees. Company contributions to the plan are discretionary. The Company made matching cash contributions of $74,000 and $234,000 for the three and nine months ended September 30, 2010, respectively, and $62,000 and $277,000 during the three and nine months ended September 30, 2009.

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

At September 30, 2010 and December 31, 2009, the threshold amounts were $41.6 million and $38.7 million, respectively. These amounts are determined based upon cash invested in UDC (and invested by UDC in the Company’s stock) plus a compounded annual return of 10% less cash returned to investors. During the three and nine months ended September 30, 2010, $8,000 and $28,000, respectively, of compensation cost reversals were recognized as a result of the decrease in the market value of the Company’s stock price. During the three and nine months ended September 30, 2009, $18,000 and $42,000, respectively, of compensation costs were recognized as a result of the fair value of the assets owned by UDC exceeding the threshold. These amounts were classified as general and administrative expense.

The defined participants in this arrangement would be entitled to up to 22.5% of the value realized in excess of the threshold amount. Our CEO is entitled to approximately 1% of the 22.5%, or 0.225%.

12.	Income Taxes

Income tax benefit for the three and nine months ended September 30, 2010 was $2.1 million and $8.9 million, respectively, which is an effective rate of 32.6% and 36.2%, respectively, of pre-tax book loss. These rates differ from the statutory rate of 35% primarily due to state income taxes, permanent book/tax differences such as those associated with the 50% deduction limitation on per diem payments for meals, and non-cash compensation. Income tax benefit for the three and nine months ended September 30, 2009 was $1.6 million and $3.9 million, respectively, which is an effective rate of 28% and 30%, respectively, of pre-tax book loss.

At September 30, 2010 and December 31, 2009, we had $239,000 and $208,000, respectively, of unrecognized tax benefits, of which $156,000 and $135,000, respectively, would affect our effective tax rate if recognized. Such amounts are carried as other long-term liabilities.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2010	$208
Increases for tax positions taken in prior years	8
Reductions for tax positions taken in prior years	(17)
Increases for tax positions taken in current year	40

Balance at September 30, 2010	$239

Interest and penalties related to uncertain tax positions are classified as interest expense and general and administrative costs, respectively. During the three and nine months ended September 30, 2010, the Company recognized $2,000 and $6,000, respectively, in interest expense related to unrecognized tax benefits. During the three and nine months ended September 30, 2009, the Company recognized cost reversals of zero and $104,000 in interest and penalty expense related to unrecognized tax benefits. As of September 30, 2010 and December 31, 2009, the Company had $15,000 and $8,000, respectively, of interest and penalties accrued in relation to uncertain tax positions. It is reasonably possible that within the next 12 months, we may resolve some or all of the uncertain tax positions as a result of negotiations with taxing authorities which would result in a decrease in unrecognized tax.

The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions. The tax years 2006 through 2009 remain open to examination by the major taxing jurisdictions to which we are subject. In addition, tax years 1999, 2000, 2002 and 2003 remain open due to utilized losses in certain jurisdictions. The Company’s 2006 through 2009 U.S. federal returns are currently under examination by the I.R.S. Although the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than the Company’s accrued positions.

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

Company Overview

Union Drilling, Inc. (“Union Drilling,” “Company” or “we”) provides contract land drilling services and equipment, to oil and natural gas producers. We presently focus our operations in selected U.S. oil and shale formations, with high growth potential, low finding and development costs and adequate take away capacity. Our principal operations are in the Appalachian and Arkoma Basins, as well as the Fort Worth Basin’s Barnett Shale formation and the Permian Basin of West Texas. As our rigs are mobile, we are capable of moving them from one region to another in response to market conditions. In addition to our drilling rigs, we provide the drilling crews and most of the ancillary equipment needed to operate our drilling rigs. We do not invest in oil and natural gas properties.

We commenced operations in 1997 with 12 drilling rigs and related equipment acquired from an entity providing contract drilling services under the name “Union Drilling.” Through a combination of acquisitions and new rig construction, we have increased the size of our fleet to 71 marketed land drilling rigs. We continue to enhance our fleet of drilling rigs with technological capabilities through upgrades, acquisitions or new rig construction in order to improve drilling productivity and reduce total well costs for our customers. At various times, we remove rigs from our marketed fleet, and the components are sold or made available for use on our other rigs.

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

The following table summarizes management’s key indicators of financial performance for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue days	3,470	2,000	8,911	7,282
Average number of marketed rigs	71.0	71.0	71.0	71.0
Marketed rig utilization rates	53.1%	30.6%	46.0%	37.6%
Revenue per revenue day	$14,994	$17,592	$15,079	$17,626
Operating expenses per revenue day	$11,505	$11,167	$11,607	$11,351
Drilling margin per revenue day	$3,489	$6,425	$3,472	$6,275
EBITDA (in thousands)	$6,221	$6,848	$13,557	$26,090

Our business is substantially dependent on and affected by the level of U.S. land-based oil and natural gas exploration and development activity. As a result of the decline in natural gas prices commencing in the second half of 2008, overall demand for drilling services correspondingly decreased and we reached a trough in the third quarter of 2009. Since that time, particularly during the first nine months of 2010, we experienced improvement in our marketed rig utilization rates due to a shift to oil drilling and relatively stable demand for natural gas drilling in shale plays. However, as term contracts with higher rates expired and re-priced in the current market, our revenue per revenue day declined in 2010 compared to the same periods in 2009. In conjunction with the improvement of our marketed rig utilization, we incurred additional start up costs to return idled rigs to operations, which also decreased our drilling margin per revenue day.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Calculation of EBITDA:
Net loss	$(4,443)	$(3,972)	$(15,755)	$(9,143)
Impairment charge	—	—	—	2,929

Net loss excluding impairment charge	(4,443)	(3,972)	(15,755)	(6,214)
Interest expense, net	287	189	712	558
Income tax benefit	(2,146)	(1,560)	(8,928)	(3,897)
Depreciation and amortization	12,523	12,191	37,528	35,643

EBITDA	$6,221	$6,848	$13,557	$26,090

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Calculation of drilling margin:
Operating loss	$(6,421)	$(5,166)	$(24,288)	$(12,482)
Depreciation and amortization	12,523	12,191	37,528	35,643
Impairment charge	—	—	—	2,929
General and administrative	6,004	5,825	17,694	19,606

Drilling margin	$12,106	$12,850	$30,934	$45,696
Revenue days	3,470	2,000	8,911	7,282
Drilling margin per revenue day	$3,489	$6,425	$3,472	$6,275

Critical Accounting Policies and Estimates

Revenue and cost recognition. We generate revenue principally by drilling wells for oil or natural gas producers under daywork or footage contracts, which provide for the drilling of single or multiple well projects. Revenues on daywork contracts are recognized based on the days worked at the dayrate each contract specifies. Mobilization fees are recognized as the related drilling services are provided. We recognize revenues on footage contracts based on the footage drilled for the applicable accounting period. Expenses are recognized based on the costs incurred during that same accounting period. Reimbursements received for out-of-pocket expenses are recorded as revenues and direct expenses.

Accounts receivable. We evaluate the creditworthiness of our customers based on their financial information, if available, information obtained from major industry suppliers, and our past experiences, if any, with the customer. In some instances, we require new customers to make prepayments. We typically invoice our customers semimonthly during the performance of daywork contracts and upon completion of the contract, with payment due within 30 days. We established an allowance for doubtful accounts of $193,000 and $1.4 million at September 30, 2010 and December 31, 2009, respectively. Any allowance established is subject to judgment and estimates made by management. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, our assessment of our customers’ current abilities to pay obligations to us and the condition of the general economy and the oil and gas industry as a whole. Our bad debt expense was $77,000 and $90,000 for the three and nine months ended September 30, 2010, respectively. During the nine months ended September 30, 2009, our bad debt expense was $1.1 million, including $154,000 of expense reversal during the three months ended September 30, 2009. This expense reversal was the result of the collection of a fully reserved account and a decrease to our general reserve. We write off specific accounts receivable when we determine they are uncollectible. No accounts receivable were determined to be uncollectible during the three months ended September 30, 2010. During the nine months ended September 30, 2010, we wrote off $1.3 million of previously reserved accounts receivable for one customer. During the three and nine months ended September 30, 2009, $1.2 million of accounts receivable for two customers were determined to be uncollectible and therefore written off.

At September 30, 2010 and December 31, 2009, our unbilled receivables totaled $1.5 million and $1.6 million, respectively, all of which relates to the revenue recognized, but not yet billed, on contracts in progress at September 30, 2010 and December 31, 2009, respectively.

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

Accrued workers’ compensation. The Company accrues for costs under its workers’ compensation insurance program in accrued expenses and other liabilities. We have a deductible of $100,000 per covered accident under our workers’ compensation insurance. Our insurance policies require us to maintain letters of credit to collateralize incurred and future deductible payments. As of September 30, 2010 and December 31, 2009, we satisfied this requirement with letters of credit totaling $4.3 million and $4.8 million, respectively. We accrue for these costs as claims are incurred based on cost estimates established for each claim by the insurance companies providing the administrative services for processing the claims, including an estimate for incurred but not reported claims, claims paid directly by us, administrative costs associated with these claims and our historical experience with these types of claims. In addition, if needed, we accrue the estimated workers’ compensation premium payable to Ohio, a monopolistic state, when our rigs work in that state.

Stock-based compensation. Compensation cost resulting from share-based payment awards are measured at fair value and recognized in general and administrative expense on a straight line basis over the requisite service period for the entire award. The amount of compensation cost recognized at any date is at least equal to the portion of the grant-date value of the award that is vested at that date. For the three and nine months ended September 30, 2010, the Company recorded stock-based compensation expense of $333,000 ($220,000, net of tax) and $922,000 ($600,000, net of tax), respectively, which is included in general and administrative expense. For the three and nine months ended September 30, 2009, the Company recorded stock-based compensation expense of $173,000 ($33,000 net of tax) and $1.1 million ($700,000 net of tax), respectively. Total unamortized stock-based compensation was $4.0 million at September 30, 2010, and will be recognized over a weighted average service period of 3.5 years.

The fair value of stock options granted is estimated using the Black-Scholes option valuation model based on assumptions for the risk-free interest rate, expected life of the option, dividend yield and volatility of our stock price. Volatility is based upon price performance of the Company and a peer company, as the Company does not have a sufficient historical price base to determine potential volatility over the term of the issued options. During the three and nine months ended September 30, 2010, 75,000 stock options were granted. During the three and nine months ended September 30, 2009, zero and 25,000 stock options were granted. The weighted average fair value of options granted during the three and nine months ended September 30, 2010 was $4.00. The fair value of option grants is determined using the Black-Scholes option valuation model. The key input variables used in valuing the options were: risk free interest rate of 1.6%; stock price volatility of 77.1%; dividend yield of zero; and expected term of five years.

The fair value of restricted stock or restricted stock units is the closing market price of the Company’s stock on the award grant date. No restricted stock or restricted stock units were granted during the three months ended September 30, 2010. During the nine months ended September 30, 2010, 50,000 restricted stock units were granted. No restricted stock or restricted stock units were granted during the three and nine months ended September 30, 2009.

New shares of common stock are issued to satisfy options exercised. Cash received from the exercise of options during the three and nine months ended September 30, 2010 was zero and $225,000, respectively. No options were exercised during the three months ended September 30, 2009. During the nine months ended September 30, 2009, $248,000 was received from the exercise of options. Tax benefits for option exercises are not recognized until the related net operating loss carryforward is realized. Any tax benefit realized from stock option exercises is included as a cash inflow from financing activities on the condensed statements of cash flows.

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

Results of Operations

Our operations primarily consist of drilling oil or natural gas wells for our customers under either daywork contracts and, to a lesser extent, footage contracts. Contract terms we offer generally depend on the complexity and risk of operations, the on-site drilling conditions, the type of equipment used, the anticipated duration of the work to be performed and the overall demand for rigs in our markets. Our contracts generally provide for the drilling of a specified number of wells or a specific period of time for which the rig will be under contract.

Statements of Operations Analysis

The following table provides selected information about our operations for the three and nine months ended September 30, 2010 and 2009 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues	$52,028	$35,184	$134,366	$128,353
Operating expenses	39,922	22,334	103,432	82,657
Depreciation and amortization	12,523	12,191	37,528	35,643
Impairment charge	—	—	—	2,929
General and administrative expense	6,004	5,825	17,694	19,606
Interest expense, net	287	189	712	558
Other income and (loss) gain on disposal of assets	119	(177)	317	—
Income tax benefit	(2,146)	(1,560)	(8,928)	(3,897)

Revenues. Our revenues increased by $16.8 million, or 48%, in the three months ended September 30, 2010 compared to the same period in 2009. This increase in revenues was primarily attributable to the increase in our marketed rig utilization and partially offset by lower dayrates.

The $6.0 million, or 5%, increase in revenues for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was also primarily due to the increase in our marketed rig utilization and partially offset by lower dayrates.

Operating expenses. Our operating expenses during the three and nine months ended September 30, 2010 compared to the same periods in 2009 increased $17.6 million, or 79%, and $20.8 million, or 25%, respectively. The increase in operating expenses was primarily due to the increase in marketed rig utilization, additional costs incurred to prepare certain idled rigs to return to operation during 2010 and increased safety training and supplies costs. In addition, employment costs increased beginning the second quarter of 2010 as the Company restored wage reductions implemented in 2009 in response to the deteriorating market conditions.

Depreciation and amortization. The increase in depreciation and amortization expense during the three and nine months ended September 30, 2010 compared to the same period in 2009 was due to the increase in depreciable assets, resulting from capital equipment upgrades that enhanced our fleet capabilities.

Impairment charge. During the nine months ended September 30, 2009, $2.9 million of impairment charges were recognized related to certain of our long-lived assets to write down the carrying value of these assets to fair value. No such charge was recognized in the three and nine months ended September 30, 2010.

General and administrative expenses. Our general and administrative expenses increased slightly during the third quarter of 2010 compared to the third quarter of 2009. During the nine months ended September 30, 2010, general and administrative expenses decreased $1.9 million, or 10%, compared to the same period in 2009. This decrease was primarily due to a $1.0 million decrease in the provision for doubtful accounts. In addition, corporate insurance rates for 2010 were lower as were property tax expenses.

Interest expense, net. The $98,000 increase in interest expense for the three months ended September 30, 2010 compared to the same period in 2009 was primarily attributable to the increase in the average balance of our revolving credit facility during the third quarter of 2010 compared to the third quarter of 2009. For the nine months ended September 30, 2010, the increase in interest expense compared to the nine months ended September 30, 2009 was due to the decrease in capitalized interest costs incurred during the construction periods of certain drilling equipment.

Other income and gain (loss) on disposal of assets. Other income and gain (loss) on disposal of assets increased for the three and nine months ended September 30, 2010 compared to the same periods in 2009 primarily due to the net loss on disposition of drillpipe during the third quarter of 2009.

Income tax benefit. The increase in income tax benefit for the three and nine months ended September 30, 2010, as compared to the same periods in 2009, was primarily due to the increase in pre-tax loss in 2010, and partially offset by the increase in the effective income tax rates in 2010. Our effective income tax rate of 33% and 36% for the three and nine months ended September 30, 2010, respectively, differs from the federal statutory rate of 35% due to state income taxes and permanent book/tax differences such as those associated with the 50% deduction limitation on per diem meals expense and stock-based compensation. Further, the effective tax rate for 2010 differs from 2009 due to state apportionment, effect of the 50% deduction limitation on per diems and the domestic production manufacturers deduction.

The Company’s 2006 through 2009 U.S. federal income and employment tax returns are currently under examination by the I.R.S. Although we believe our tax estimates are reasonable, the final determination of tax audits could be materially different than that which is reflected in our tax provisions and accruals.

Liquidity and Capital Resources

Our operations have historically generated sufficient cash flow to meet our requirements for debt service and equipment expenditures (excluding major business and asset acquisitions). Cash flow provided by operating activities during the first nine months of 2010 was $22.4 million compared to $52.3 million during the first nine months of 2009. The decrease in 2010 is primarily the result of higher accounts receivable collections during the first quarter of 2009 and an increase in operating expenses to return idled rigs to operations in 2010.

Our cash flow from operations was primarily used to invest in new drilling and related equipment. During the first nine months of 2010 and 2009, cash used in investing activities totaled $49.7 million and $37.6 million, respectively.

Cash flow provided by financing activities was $27.3 million in the first nine months of 2010, compared to $15.1 million of cash flow used in financing activities for the first nine months of 2009. The $28.4 million increase in net borrowings on our revolving credit facility in 2010 was primarily for capital expenditures. In addition, during the first nine months of 2010, we paid $1.2 million on our notes payable for equipment and financed insurance premiums, and received $225,000 cash proceeds from the exercise of stock options. In June 2009, the Company completed a secondary public offering consisting of 3.0 million shares of newly issued common stock at a price of $8.25 per share. Proceeds to the Company, net of underwriting discounts and other fees and expenses, were $23.2 million and were used to repay indebtedness outstanding under the Company’s revolving credit facility. Net repayments on our revolving credit facility during the nine months ended September 30, 2009 were $32.7 million. Also in June 2009, we used $2.5 million in borrowings on our credit facility to pay off certain notes payable for equipment which carried a higher interest rate. Net repayments on notes payable for equipment were $4.4 million for the nine months ended September 30, 2009. In addition, during the nine months ended September 30, 2009, treasury stock was repurchased for $1.6 million.

We believe cash generated by our operations and our ability to borrow the currently unused portion of our revolving credit facility of $55.8 million, after reductions for approximately $4.3 million outstanding letters of credit as of September 30, 2010, should allow us to meet our routine financial obligations for the foreseeable future.

Sources of Capital Resources

Our rig fleet has grown from 12 rigs in 1997 to 71 marketed rigs at September 30, 2010. We have financed this growth with a combination of debt and equity financing, as well as operating cash flows. At September 30, 2010, our total debt to total capital was 15.8%. Total debt includes our revolving credit facility and current and long-term portions of notes payable for equipment.

See Note 7 “Debt Obligations” of the financial statements for information on the Company’s debt agreements as sources of capital resources, such information being incorporated herein by reference.

Uses of Capital Resources

For the three and nine months ended September 30, 2010 and 2009, the additions to our property and equipment consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Buildings	$—	$20	$—	$37
Drilling and related equipment	13,187	1,107	49,170	24,245
Vehicles	190	143	201	257
Furniture and fixtures	—	—	—	2
Information systems	1,085	28	2,050	31

Property and equipment additions	14,462	1,298	51,421	24,572
Plus adjustments for non-cash transactions:
Cash paid in current period for prior period accruals	7,107	889	1,086	13,824
Current period accruals	(1,946)	(475)	(1,946)	(475)
Asset exchange	—	(8)	—	(8)

Cash used for purchases of machinery and equipment	$19,623	$1,704	$50,561	$37,913

For the three months ended September 30, 2010, additions to drilling equipment included $7.7 million for the purchase and upgrade of a 1,000 hp electrical rig and an additional $1.0 million of upgrades for two 1,000 hp mechanical rigs purchased in the first half of 2010. For the nine months ended September 30, 2010, three rigs and related upgrades were added for a total cost of $18.7 million. Other capital additions for the nine months ended September 30, 2010 included rig enhancements, such as seven top drives and four pad drilling packages, as well as drillpipe and other capital maintenance. Additions to drilling equipment during the nine months ended September 30, 2009 included $18.3 million for progress payments related to four rigs that became available for service during the second quarter of 2009.

Working Capital

Our working capital was $15.9 million and $23.0 million at September 30, 2010 and December 31, 2009, respectively. Our current ratio, which we calculate by dividing our current assets by our current liabilities, was 1.8 at September 30, 2010 compared to 2.6 at December 31, 2009.

The changes in the components of our working capital were as follows (in thousands):

	September 30, 2010	December 31, 2009	Change
Cash and cash equivalents	$5	$6	$(1)
Accounts receivable	30,018	22,732	7,286
Inventories	1,645	1,944	(299)
Income tax recoverable	1,319	8,913	(7,594)
Prepaid expenses, deposits and other receivables	2,480	2,391	89
Deferred taxes	1,169	1,169	—

Current assets	36,636	37,155	(519)

Accounts payable	12,442	8,180	4,262
Current portion of notes payable for equipment	277	598	(321)
Financed insurance premiums	157	855	(698)
Customer advances	163	—	163
Accrued expenses and other liabilities	7,659	4,511	3,148

Current liabilities	20,698	14,144	6,554

Working capital	$15,938	$23,011	$(7,073)

The $7.3 million increase in accounts receivable at September 30, 2010 compared to December 31, 2010 was primarily due to the increase in revenue during the third quarter of 2010 compared to the fourth quarter of 2009.

The $7.6 million decrease in income tax recoverable at September 30, 2010 compared to December 31, 2009 was primarily due to an $8.7 million tax refund received in September 2010, and partially offset by a $1.1 million tax payment in February 2010 related to an amended 2008 federal tax return. We expect to recover this payment later in 2010.

The $4.3 million increase in accounts payable at September 30, 2010 from December 31, 2009 was primarily due to increased operating and general and administrative expenses in the third quarter of 2010 compared to the fourth quarter of 2009, as well as an increase in capital expenditures.

Accrued expenses and other liabilities increased $3.1 million at September 30, 2010 from December 31, 2009 primarily due to accruals for annual payments, such as property tax and bonus expense. In addition, our workers’ compensation claims accrual increased $1.7 million, of which $500,000 related to five of our employees injured in a fire at a drill site in West Virginia in June 2010 and $700,000 related to the prior policy year premium refund received in September 2010.

Long-term Debt

Our long-term debt at September 30, 2010 and December 31, 2009 consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Revolving credit facility	$37,445	$8,996
Long-term notes payable for equipment	18	173

	$37,463	$9,169

Contractual Obligations

The Company did not enter into any significant contractual obligations during the nine months ended September 30, 2010.

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

We are subject to market risk exposure related to changes in interest rates on our revolving credit facility, which provides for interest on borrowings at a floating rate. At September 30, 2010, we had $37.4 million outstanding debt on our revolving credit facility. Assuming no change in the net principal balance, a hypothetical increase or decrease of 100 basis points in the interest rate would have a corresponding decrease or increase in our annual pre-tax income of approximately $374,000.

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

As of September 30, 2010, an evaluation was carried out under the supervision and with the participation of our management, including the CEO and the CFO, of the effectiveness of the design and operation of our disclosure controls. Based upon that evaluation, the CEO and the CFO concluded that, as of such date, the design and operation of these disclosure controls were effective to accomplish their objectives at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Refer to Note 8 “Commitments and Contingencies” of the financial statements for information on legal proceedings, such information being incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There have been no material changes during the quarter ended September 30, 2010 in our “Risk Factors” as discussed in detail in our 2009 Annual Report on Form 10-K. The risks described in our Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may, especially in a volatile economic environment, materially adversely affect our business, financial condition and/or operating results.

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

UNION DRILLING, INC.

Dated: November 3, 2010	/s/ Tina L. Castillo
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