Form 10-Q
period 2011-03-31
UNION DRILLING INC
filed 2011-05-05
CIK 1133260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 5, 2011, there were 25,188,845 shares of common stock, par value $0.01 per share, of the registrant issued and 23,188,845 shares outstanding.

UNION DRILLING, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Union Drilling, Inc.

Condensed Balance Sheets

(in thousands, except share data)

	March 31, 2011	December 31, 2010
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$7	$4
Accounts receivable (net of allowance for doubtful accounts of $153 at March 31, 2011 and December 31, 2010)	33,500	29,901
Inventories	1,241	1,252
Income tax recoverable	1,267	1,023
Prepaid expenses, deposits and other receivables	1,799	2,112
Deferred taxes	1,186	1,186

Total current assets	39,000	35,478

Intangible assets (net of accumulated amortization of $995 and $920 at March 31, 2011 and December 31, 2010, respectively)	1,205	1,280
Property, buildings and equipment (net of accumulated depreciation of $250,641 and $239,362 at March 31, 2011 and December 31, 2010, respectively)	265,433	263,210
Other assets	—	42

Total assets	$305,638	$300,010

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$16,872	$13,076
Current portion of notes payable for equipment	100	173
Financed insurance premiums	662	909
Accrued expense and other liabilities	9,052	9,696

Total current liabilities	26,686	23,854

Revolving credit facility	38,811	30,054
Deferred taxes	42,289	44,089
Customer Advances and other long-term liabilities	257	257

Total liabilities	108,043	98,254

Stockholders’ equity:
Common stock, par value $.01 per share; 75,000,000 shares authorized; 25,188,845 shares and 25,182,345 shares issued at March 31, 2011 and December 31, 2010, respectively	252	252
Additional paid in capital	171,224	170,788
Retained earnings	36,582	41,179
Treasury stock; 2,000,000 shares at both March 31, 2011 and December 31, 2010	(10,463)	(10,463)

Total stockholders’ equity	197,595	201,756

Total liabilities and stockholders’ equity	$305,638	$300,010

See accompanying notes to condensed financial statements.

Union Drilling, Inc.

Condensed Statements of Operations

(Unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2011	2010
Revenues
Total revenues	$55,995	$38,660

Cost and expenses
Operating expenses	42,575	29,604
Depreciation and amortization	12,608	12,933
General and administrative	7,253	5,730

Total cost and expenses	62,436	48,267

Operating loss	(6,441)	(9,607)

Interest expense, net	(387)	(182)
Gain on disposal of assets	196	388
Other income	86	20

Loss before income taxes	(6,546)	(9,381)
Income tax benefit	(1,949)	(3,413)

Net loss	$(4,597)	$(5,968)

Loss per common share:
Basic	$(0.20)	$(0.26)

Diluted	$(0.20)	$(0.26)

Weighted-average common shares outstanding:
Basic	23,183,628	23,127,049

Diluted	23,183,628	23,127,049

See accompanying notes to condensed financial statements.

Union Drilling, Inc.

Condensed Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended March 31,
	2011	2010
Operating activities:
Net loss	$(4,597)	$(5,968)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,608	12,933
Non-cash compensation expense	395	284
Provision for doubtful accounts	—	13
Gain on disposal of assets	(196)	(388)
(Benefit) provision for deferred taxes	(1,800)	(3,372)
Excess tax benefits from share-based payment arrangements	—	(19)
Changes in operating assets and liabilities:
Accounts receivable	(3,599)	2,801
Inventories	11	(73)
Prepaid and other assets	111	(698)
Accounts payable	(291)	1,531
Accrued expenses and other liabilities	(644)	1,769

Cash flow provided by operating activities	1,998	8,813

Investing activities:
Purchases of machinery and equipment	(11,834)	(12,893)
Proceeds from sale of machinery and equipment	246	389

Cash flow used in investing activities	(11,588)	(12,504)

Financing activities:
Borrowings on line of credit	63,829	46,838
Repayments on line of credit	(55,072)	(42,541)
Cash overdrafts	1,115	(276)
Repayments—other debt	(320)	(395)
Exercise of stock options	41	65
Excess tax benefits from share-based payment arrangements	—	19

Cash flow provided by financing activities	9,593	3,710

Net increase in cash	3	19
Cash and cash equivalents at beginning of period	4	6

Cash and cash equivalents at end of period	$7	$25

See accompanying notes to condensed financial statements.

Union Drilling, Inc.

Condensed Statement of Stockholders’ Equity

(Unaudited, in thousands, except share data)

	Common Stock		Additional Paid In Capital	Retained Earnings	Treasury Stock	Total
	Shares	$
Balance at January 1, 2011	23,182,345	$252	$170,788	$41,179	$(10,463)	$201,756
Non-cash compensation	—	—	395	—	—	395
Exercise of stock options	6,500	—	41	—	—	41
Net loss	—	—	—	(4,597)	—	(4,597)

Balance at March 31, 2011	23,188,845	$252	$171,224	$36,582	$(10,463)	$197,595

See accompanying notes to condensed financial statements.

UNION DRILLING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2011

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

These interim period condensed financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

For all periods reported, other comprehensive loss equals net loss.

2.	Recent Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, amending Subtopic 605-25 Revenue Recognition – Multiple-Element Arrangements, which establishes the accounting and reporting guidance for arrangements under which a vendor will perform multiple revenue-generating activities. This ASU amends the criteria for separating consideration in multiple-deliverable arrangements and expands the related disclosures. This ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The adoption of ASU No. 2009-13 at January 1, 2011 did not have a material effect on the financial condition or results of operations of the Company.

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

We use the following methods and assumptions in estimating our fair value disclosures for financial instruments. The carrying amount of cash and cash equivalents approximates fair value due to the short-term maturity of these instruments. For accounts and other receivables, accounts payable and accrued liabilities, we believe that recorded amounts approximate fair value due to the relatively short maturity period. Further, the pricing mechanisms in the Company’s debt agreements combined with the short-term nature of the equipment financing arrangements result in the carrying values of these obligations approximating their respective fair values.

We do not have any financial instruments utilizing Level 3 inputs.

4.	Accounts Receivable

Accounts receivable consist of the following (in thousands):

	March 31, 2011	December 31, 2010
Billed receivables	$32,840	$28,903
Unbilled receivables	1,127	1,361
Reserve for sales credits	(314)	(210)

Total receivables	33,653	30,054
Allowance for doubtful accounts	(153)	(153)

Net receivables	$33,500	$29,901

Unbilled receivables represent recorded revenue for contract drilling services performed that is billable by the Company at future dates based on contractual payment terms, and is anticipated to be billed and collected in the quarter following the balance sheet date.

5.	Property, Buildings and Equipment

Major classes of property, buildings and equipment are as follows (in thousands):

	March 31, 2011	December 31, 2010
Land	$988	$988
Buildings	1,641	1,641
Drilling equipment	478,936	475,994
Vehicles	12,454	12,419
Furniture and fixtures	168	168
Computer equipment	3,634	688
Leasehold improvements	126	126
Construction in progress	18,127	10,548

	516,074	502,572
Accumulated depreciation	(250,641)	(239,362)

	$265,433	$263,210

In February 2011, we acquired a 1,000 hp mechanical rig for an aggregate purchase price of $5.3 million. This rig is classified as construction in progress at March 31, 2011, pending slight modifications before its deployment in West Texas in the second quarter of 2011.

In January 2011, the Company completed the implementation of a new information system that encompasses financial reporting, general ledger, and other similar and related processes.

During the three months ended March 31, 2011 and 2010, we capitalized $63,000 and $104,000, respectively, of interest costs incurred during the construction periods of certain drilling equipment.

6.	Accrued Expenses and Other Liabilities

A detail of accrued expenses and other liabilities is as follows (in thousands):

	March 31, 2011	December 31, 2010
Payroll and bonus	$1,719	$3,269
Workers’ compensation	3,070	3,078
Medical claims	1,197	1,639
Other taxes	2,033	495
Other	1,033	1,215

	$9,052	$9,696

Other taxes include sales and use, franchise, property, and in 2011, employment taxes. See also Note 8 for additional details on employment taxes.

7.	Debt Obligations

Existing Credit Facility

In March 2005, the Company entered into a Revolving Credit and Security Agreement with PNC Bank (Existing Credit Facility), for itself and as agent for a group of lenders. The Existing Credit Facility has been amended numerous times, most recently in September 2008. In addition to PNC Bank, the current group of lenders consists of Capital One Leverage Finance Corp., M&I Business Credit, LLC, M&T Bank and TD Bank, N.A. The Existing Credit Facility matures on March 30, 2012 and provides for a $97.5 million borrowing base. Amounts outstanding under the Existing Credit Facility bear interest, depending upon facility usage, at either (i) the higher of the Federal Funds Open Rate plus 75 to 125 basis points or PNC Bank’s base commercial lending rate (4.25% at March 31, 2011) or (ii) LIBOR plus 250 to 300 basis points (3.0% at March 31, 2011). Interest on outstanding loans is due monthly for domestic rate loans and at the end of the relevant interest period for LIBOR loans. Depending upon our facility usage, we are assessed an unused line fee of 37.5 to 62.5 basis points on the available borrowing capacity. The available borrowing capacity was $54.5 million as of March 31, 2011. There is a $7.5 million sublimit for letters of credit issued under the Existing Credit Facility. If we had repaid and terminated the obligations under this facility prior to March 30, 2011, we would have incurred a substantial prepayment penalty. As of March 31, 2011, we had a loan balance of $38.8 million under the Existing Credit Facility, and an additional $4.2 million of the total capacity was utilized to support our letter of credit requirement. As of December 31, 2010, $30.0 million was outstanding under the Existing Credit Facility and $4.3 million of the total capacity had been utilized to support our letter of credit requirement.

In general, the Existing Credit Facility is secured by substantially all of our assets. The forced liquidation value of our assets serving as collateral is determined at least annually by an independent appraisal, with adjustments for acquisitions and dispositions between appraisals. The Existing Credit Facility contains affirmative and negative covenants and also provides for events of default typical for such an agreement. Among the affirmative covenants are requirements to maintain a specified tangible net worth and fixed charge coverage ratio. As of March 31, 2011, our actual tangible net worth was $196.4 million compared to the required minimum tangible net worth of $64.5 million, while our actual fixed charge coverage ratio of 14.2 exceeded the required 1.1 fixed charge coverage ratio. Among the negative covenants are restrictions on major corporate transactions, incurrence of indebtedness and amendments to our organizational documents. Events of default would include a change in control and any change in our operations or condition which has a material adverse effect. As of March 31, 2011, we were in compliance with all of our financial covenants.

To date, the Existing Credit Facility primarily has been used to pay for rig acquisitions and for our working capital requirements. The Existing Credit Facility may also be used by the Company, subject to certain conditions, to repurchase its common stock and/or pay a cash dividend.

Renewed and Extended Credit Facility

On April 27, 2011, the Company entered into an Amended and Restated Revolving Credit and Security Agreement (the “Extended Agreement”) with PNC Bank, National Association, acting as lender, and as agent for the other lenders as specified in the Extended Agreement, and PNC Capital Markets LLC, as lead arranger. The Extended Agreement replaces the Existing Credit Facility, and in addition to other modifications, provides for:

•	a five (5) year term extension to April 27, 2016;

•	an increase of the borrowing base to $125 million, with a permitted increase of up to an additional $25 million (an accordion feature to increase up to a $150 million maximum borrowing base);

•	interest rates, depending on facility usage, of 50 to 100 basis points over the base rate or 225 to 275 basis points over LIBOR;

•	unused line fees, depending on the available borrowing capacity, of 25 to 50 basis points;

•	the removal of the quarterly requirement for minimum fixed charge coverage unless availability is less than the greater of 20% of the borrowing base or $25 million;

•	an increase to a $10 million sublimit for letters of credit; and

•	the incurrence of prepayment penalties if the facility is prepaid prior to April 2014.

The Extended Agreement is also secured by substantially all of our assets and contains normal and customary representations and warranties and affirmative and negative covenants similar those under the Existing Credit Facility. We expect to use the Extended Agreement consistent with the Existing Credit Facility to fund rig acquisitions and other working capital requirements.

Other Debt Obligations

In addition, the Company has entered into various equipment-specific financing agreements with third-party financing institutions. The original terms of these agreements ranged from 24 to 48 months. As of March 31, 2011 and December 31, 2010, the total outstanding balance under these arrangements was $100,000 and $173,000, respectively, and is classified, according to payment date, in current portion of notes payable for equipment in the accompanying condensed balance sheets. At March 31, 2011, the stated interest rates on these borrowings range from zero percent to 3.8%.

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

The Company’s 2006 through 2009 U.S. federal income and employment tax returns are currently under examination by the IRS. Based on recent discussions with the IRS, we believe that the primary focus of the examination for tax years 2006 and 2007 relates to our treatment of certain per diem payments to field employees. Although a proposed assessment has not been received, we estimate, based on discussions with the IRS, that we could owe additional employment tax for 2006 and 2007 of $1,154,000 ($299,000 net of tax) which was recorded as operating expenses during the quarter ended March 31, 2011. The accrual has been classified within “Accrued expense and other liabilities” in the accompanying condensed balance sheet. The final outcome of the examination may change in the future as more information is obtained during the course of the examination or if a proposed assessment is received.

9.	Stockholders’ Equity

At March 31, 2011, the number of authorized shares of common stock was 75,000,000 shares, of which 23,188,845 were outstanding, and 1,644,244 were reserved for future issuance through the Company’s equity based compensation plans. The number of authorized shares of preferred stock was 100,000 shares at March 31, 2011. No shares of preferred stock were outstanding or reserved for future issuance.

10.	Loss Per Common Share

Because we incurred a net loss in both of the three months ended March 31, 2011 and 2010, basic and diluted loss per share for each period were calculated as our net loss divided by the weighted average shares outstanding. Approximately 623,000 and 555,000 weighted average options and restricted stock units to purchase shares of our common stock were excluded from the computation of diluted loss per share for the three months ended March 31, 2011 and 2010, respectively, because the effect of including them would have been antidilutive.

11.	Management Compensation

Equity based plans

The Company has two equity based compensation plans, the Amended and Restated 2000 Stock Option Plan and the Amended and Restated 2005 Stock Incentive Plan. Given that more than 10 years have elapsed since the approval of the 2000 Stock Option Plan, no future stock option awards can be made under this plan. In addition to grants of incentive and non-qualified stock options to directors and employees, restricted stock and restricted stock units may also be granted under the Amended and Restated 2005 Stock Incentive Plan.

For the three months ended March 31, 2011 and 2010, the Company recorded stock-based compensation expense of $339,000 ($227,000, net of tax) and $288,000 ($188,000, net of tax), respectively, which is included in general and administrative expense. Total unamortized stock-based compensation was $3.7 million at March 31, 2011, and will be recognized over a weighted average service period of 3.4 years.

Stock options. Options typically vest over a three or four year period and, unless earlier exercised or forfeited, expire on the tenth anniversary of the grant date. A summary of stock option activity for the three months ended March 31, 2011 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2011	929,091	$9.66
Exercised	(6,500)	6.32

Outstanding at March 31, 2011	922,591	$9.68	6.8	$2,011,000

Options exercisable at March 31, 2011	583,694	$11.10	5.7	$866,000

No options were granted during the three months ended March 31, 2011 or March 31, 2010.

New shares of common stock are issued to satisfy options exercised. Cash received from the exercise of options for the three months ended March 31, 2011 was $41,000. The total intrinsic value of options exercised during the three months ended March 31, 2011 was $20,000.

A summary of options outstanding as of March 31, 2011, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Years of Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$3.80 to $9.89	464,936	7.9	$5.92	171,809	$5.21
$12.75 to $14.62	457,655	5.6	$13.50	411,885	$13.55

	922,591			583,694

Restricted stock awards. Restricted stock awards consist of our common stock and are time vested over three to seven years and for a certain award granted to our Chief Executive Officer (“CEO”) contain a performance requirement. We recognize compensation expense on a straight-line basis over the vesting period. The fair value of restricted stock awards is determined based on the closing price of our shares on the grant date. As of March 31, 2011, there was $4.8 million of total unrecognized compensation cost related to unvested restricted stock awards. The cost is expected to be recognized over a weighted average period of 4.2 years.

A summary of the Company’s restricted stock awards activity for the three months ended March 31, 2011 is as follows:,

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2011	349,036	$13.65
Granted	34,000	$10.47

Outstanding at March 31, 2011	383,036	$13.37

Employee retirement plan

The Company has a 401(k) plan available to substantially all of its employees. Company contributions to the plan are discretionary. The Company made matching cash contributions of $88,000 and $77,000 for the three months ended March 31, 2011 and 2010, respectively.

Contingent management compensation

The Company’s CEO has been awarded rights to participate in the proceeds associated with the appreciation in value ultimately associated with dispositions of the Company’s shares owned by Union Drilling Company LLC (“UDC”), our largest stockholder. In order to receive benefits from this arrangement, the fair market value of the Company’s shares held by UDC must exceed certain threshold amounts.

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

At March 31, 2011 and December 31, 2010, the threshold amounts were $37.8 million and $42.6 million, respectively. These amounts are determined based upon cash invested in UDC (and invested by UDC in the Company’s stock) plus a compounded annual return of 10% less cash returned to investors. During the three months ended March 31, 2011, $56,000 of compensation expense was recognized, compared to $4,000 in compensation cost reversals during the three months ended March 31, 2010. The compensation cost reversal in 2010 was a result of the decrease in the market value of the Company’s stock price. These amounts were classified as general and administrative expense.

The defined participants in this arrangement would be entitled to up to 22.5% of the value realized in excess of the threshold amount. Our CEO is entitled to approximately 1% of the 22.5%, or 0.225%.

12.	Income Taxes

Income tax benefit for the three months ended March 31, 2011 was $1.9 million, which is an effective rate of 30% of pre-tax book loss. This rate differs from the statutory rate of 35% primarily due to state income taxes, permanent book/tax differences such as those associated with the 50% deduction limitation on per diem payments for meals and non-cash compensation. Income tax benefit for the three months ended March 31, 2010 was $3.4 million, which is an effective rate of 36% of pre-tax book loss.

During the three months ended March 31, 2011, there was no change in the unrecognized tax benefits from December 31, 2010. At March 31, 2011, we had $239,000 of unrecognized tax benefits, of which $155,000, would affect our effective tax rate if recognized. Such amounts are carried as other long-term liabilities.

Interest and penalties related to uncertain tax positions are classified as interest expense and general and administrative costs, respectively. During the three months ended March 31, 2011, the Company recognized $2,500 in interest expense related to unrecognized tax benefits. During the three months ended March 31, 2010, the Company recognized $2,000 in interest expense related to unrecognized tax benefits. As of March 31, 2011 and December 31, 2010, the Company had $20,000 and $17,500, respectively, of interest and penalties accrued in relation to uncertain tax positions. It is reasonably possible that within the next 12 months, we may resolve some or all of the uncertain tax positions as a result of negotiations with taxing authorities which would result in a decrease in unrecognized tax.

The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions. The tax years 2006 to 2009 remain open to examination by the major taxing jurisdictions to which we are subject. In addition, tax years 1999, 2000, 2002 and 2003 remain open due to utilized losses in some jurisdictions in subsequent years. The Company’s 2006 through 2009 U.S. federal returns are currently under examination by the IRS. Although the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than the Company’s accrued position. See Note 8 “Commitments and Contingencies” for additional information regarding the IRS examination.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition and results of operations (“MD&A”) section of our Quarterly Report on Form 10-Q discusses our results of operations, liquidity and capital resources, and certain factors that may affect our future results, including economic and industry-wide factors. You should read this MD&A in conjunction with our condensed financial statements and accompanying notes included under Part I, Item 1, of this Quarterly Report, as well as with our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

The following table summarizes management’s key indicators of financial performance for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010
Revenue days	3,463	2,531
Average number of marketed rigs	71.0	71.0
Marketed rig utilization rates	54.2%	39.6%
Revenue per revenue day	$16,170	$15,275
Operating expenses per revenue day	$12,295	$11,697

Our business is substantially dependent on and affected by the level of U.S. land-based oil and natural gas exploration and development activity. Beginning in 2010, we experienced improvement in our marketed rig utilization rates as well as improvement in our revenue per revenue day due to a shift to oil drilling and relatively stable demand for natural gas drilling in shale plays. Our operating expenses per revenue day have also increased due to higher wages and headcount across certain of our markets, as well as an enhanced focus on safety initiatives.

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

	Three Months Ended March 31,
	2011	2010
Calculation of EBITDA:
Net loss	$(4,597)	$(5,968)
Interest expense, net	387	182
Income tax benefit	(1,949)	(3,413)
Depreciation and amortization	12,608	12,933

EBITDA	$6,449	$3,734

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

	Three Months Ended March 31,
	2011	2010
Calculation of drilling margin:
Operating loss	$(6,441)	$(9,607)
Depreciation and amortization	12,608	12,933
General and administrative	7,253	5,730

Drilling margin	$13,420	$9,056
Revenue days	3,463	2,531
Drilling margin per revenue day	$3,875	$3,578

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

Accounts receivable. We evaluate the creditworthiness of our customers based on their financial information, if available; information obtained from major industry suppliers, and our past experiences, if any, with the customer. In some instances, we require new customers to make prepayments. We typically invoice our customers semimonthly during the performance of daywork contracts and upon completion of the contract, with payment due within 30 days. The allowance for doubtful accounts was $153,000 at March 31, 2011 and December 31, 2010. Any allowance established is subject to judgment and estimates made by management. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, our assessment of our customers’ current abilities to pay obligations to us and the condition of the general economy and the oil and gas industry as a whole. There was no bad debt expense during the three months ended March 31, 2011and $13,000 for the three months ended March 31, 2010. We write off specific accounts receivable when we determine they are uncollectible. There were no write offs related to accounts receivable during the three months ended March 31, 2011, and $1.3 million in accounts receivable write offs for one customer during the three months ended March 31, 2010.

At March 31, 2011 and December 31, 2010, our unbilled receivables totaled $1.1 million and $1.4 million, respectively, all of which relates to the revenue recognized, but not yet billed, on contracts in progress at March 31, 2011 and December 31, 2010, respectively. The $300,000 decrease at March 31, 2011 compared to December 31, 2010 is due to the timing of progress billings.

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

For the three months ended March 31, 2011, no impairments were required due to modestly improving conditions in the U.S. land-based drilling industry.

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

Accrued workers’ compensation. The Company accrues for costs under its workers’ compensation insurance program in accrued expenses and other liabilities. We have a deductible of $100,000 per covered accident under our workers’ compensation insurance. Our insurance policies require us to maintain letters of credit to collateralize incurred and future deductible payments. As of March 31, 2011 and December 31, 2010, we satisfied this requirement with letters of credit totaling $4.2 million and $4.3 million, respectively. We accrue for these costs as claims are incurred based on cost estimates established for each claim by the insurance companies providing the administrative services for processing the claims, including an estimate for incurred but not reported claims, claims paid directly by us, administrative costs associated with these claims and our historical experience with these types of claims. In addition, if needed, we accrue the estimated workers’ compensation premium payable to Ohio, a monopolistic state, when our rigs work in that state.

Stock-based compensation. Compensation cost resulting from share-based payment awards are measured at fair value and recognized in general and administrative expense on a straight line basis over the requisite service period for the entire award. The amount of compensation cost recognized at any date is at least equal to the portion of the grant-date value of the award that is vested at that date. For the three months ended March 31, 2011 and 2010, the Company recorded stock-based compensation expense of $339,000 ($227,000, net of tax) and $288,000 ($188,000, net of tax), respectively. Total unamortized stock-based compensation was $3.7 million at March 31, 2011 and will be recognized over a weighted average service period of 3.4 years. Any tax benefit realized from stock options exercised is included as a cash inflow from financing activities on the statement of cash flows.

The fair value of stock options granted is estimated using the Black-Scholes option valuation model based on assumptions for the risk-free interest rate, expected life of the option, dividend yield and volatility of our stock price. Volatility is based upon price performance of the Company and prior to November 2010 included a peer company, as the Company did not have a sufficient historical price base to determine potential volatility over the term of the issued options. During the three months ended March 31, 2011 and 2010, no stock options were granted

Results of Operations

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

Statements of Operations Analysis

The following table provides selected information about our operations for the three months ended March 31, 2011 and 2010 (in thousands).

	Three Months Ended March 31,
	2011	2010
Revenues	$55,995	$38,660
Operating expenses	42,575	29,604
Depreciation and amortization	12,608	12,933
General and administrative expense	7,253	5,730
Interest expense, net	387	182
Other income and gain on disposal of assets	282	408
Income tax benefit	1,949	3,413

Revenues. Our revenues increased by $17.3 million, or 45%, in the three months ended March 31, 2011 compared to the same period in 2010. This increase in revenues was primarily attributable to the increase in our marketed rig utilization and higher dayrates.

Operating expenses. Our operating expenses during the three months ended March 31, 2011 compared to the same period in 2010 increased $13.0 million, or 44%. The increase in operating expenses was primarily due to the increase in marketed rig utilization, as well as higher employment costs beginning in the second quarter of 2010 due to the restoration of wage cuts that had been implemented in 2009, higher costs associated with our enhanced safety initiatives and a nonrecurring $1.2 million employment tax accrual related to our ongoing IRS exam. See Note 8 “Commitments and Contingencies” for additional information regarding the IRS examination.

Depreciation and amortization. The decrease in depreciation and amortization expense during the three months ended March 31, 2011 compared to the same period in 2010 was due to additional depreciation costs related to certain rigs that were decommissioned in the first quarter of 2010.

General and administrative expenses. During the three months ended March 31, 2011, general and administrative expenses increased $1.5 million, or 27%, compared to the same period in 2010. This increase was primarily due to additional one-time costs related to post production support for our new information system and higher employment costs due to increased headcount, as well as increased property taxes.

Interest expense, net. The $205,000 increase in interest expense for the three months ended March 31, 2011 compared to the same period in 2010 was primarily attributable to the increase in the average balance of our revolving credit facility, proceeds of which were used to fund our capital expenditure and rig fleet upgrade programs.

Other income and gain on disposal of assets. Other income and gain on disposal of assets decreased by $126,000 for the three months ended March 31, 2011, compared to the same period in 2010, primarily due to the net gains on disposition of drillpipe and other assets during the first quarter of 2010.

Income tax benefit.

The decrease in income tax benefit for the three months ended March 31, 2011 as compared to the same period in 2010 is primarily due to the decrease in pre-tax loss in 2011. Our effective income tax rate of 30% for the three months ended March 31, 2011 differs from the federal statutory rate of 35% due to state income taxes and permanent book/tax differences such as those associated with the 50% deduction limitation on per diem meals expense and stock-based compensation. Further, the effective tax rate for 2011 differs from 2010 due to state apportionment and the effect of the 50% deduction limitation on per diems.

The Company’s 2006 through 2009 U.S. federal income and 2006 and 2007 employment tax returns are currently under examination by the IRS. Although we believe our tax estimates are reasonable, the final determination of tax audits could be materially different than that which is reflected in our tax provisions and accruals.

Liquidity and Capital Resources

Our operations have historically generated sufficient cash flow to meet our requirements for debt service and equipment expenditures (excluding major business and asset acquisitions). Cash flow provided by operating activities during the first three months of 2011 was $2.0 million compared to $8.8 million during the first three months of 2010. This decrease in cash flow from operating activities was primarily due to the timing of collections in accounts receivable and the timing of payments related to accounts payable and other liabilities.

Our cash flow from operations was primarily used to invest in new machinery and equipment. During the first three months of 2011 and 2010, cash used in investing activities totaled $11.6 million and $12.5 million, respectively. The first quarter of 2011 and 2010 includes rig purchases of $5.3 million and $5.1 million, respectively.

Cash flow provided by financing activities was $9.6 million in the first three months of 2011, compared to $3.7 million for the first three months of 2010.

We believe cash generated by our operations and our ability to borrow the currently unused portion of our revolving credit facility of approximately $54.5 million, after reductions for approximately $4.2 million outstanding letters of credit, as of March 31, 2011, should allow us to meet our routine financial obligations for the foreseeable future.

Sources of Capital Resources

Our rig fleet has grown from 12 rigs in 1997 to 71 marketed rigs at March 31, 2011. We have financed this growth with a combination of debt and equity financing, as well as operating cash flows. At March 31, 2011, our ratio of total debt to total capital was approximately 16.5%.

See Note 7 “Debt Obligations” of the financial statements for information on the Company’s debt agreements as sources of capital resources, such information being incorporated herein by reference.

Uses of Capital Resources

For the three months ended March 31, 2011 and 2010, the additions to our property and equipment consisted of the following (in thousands):

	Three Months Ended March 31,
	2011	2010
Drilling equipment	$14,339	$19,754
Vehicles	658	11
Computer equipment	62	24

Property and equipment additions	15,059	19,789
Plus adjustments for non-cash transactions:
Cash paid in current quarter for prior quarter accruals	2,616	1,086
Current quarter accruals	(5,841)	(7,982)

Cash used for purchases of machinery and equipment	$11,834	$12,893

For the three months ended March 31, 2011, additions to drilling equipment included $5.3 million for the purchase of a 1,000 hp mechanical rig. In January 2011, the Company completed the implementation of a new information system that encompasses financial reporting, general ledger, and other similar and related processes

Additions to drilling equipment during the three months ended March 31, 2010 included $5.1 million for the purchase of a Spencer Harris 1,000 hp mechanical rig.

Working Capital

Our working capital was $12.3 million and $11.6 million at March 31, 2011 and December 31, 2010, respectively. Our current ratio, which we calculate by dividing our current assets by our current liabilities, was 1.5 at March 31, and December 31, 2010.

The changes in the components of our working capital were as follows (in thousands):

	March 31, 2011	December 31, 2010	Change
Cash and cash equivalents	$7	$4	$3
Accounts receivable, net	33,500	29,901	3,599
Inventories	1,241	1,252	(11)
Income tax recoverable	1,267	1,023	244
Prepaid expenses, deposits and other receivables	1,799	2,112	(313)
Deferred taxes	1,186	1,186	—

Current assets	39,000	35,478	3,522

Accounts payable	$16,872	$13,076	$3,796
Current portion of notes payable for equipment	100	173	(73)
Financed insurance premiums	662	909	(247)
Accrued expenses and other liabilities	9,052	9,696	(644)

Current liabilities	26,686	23,854	2,832

Working capital	$12,314	$11,624	$690

The $3.6 million increase in our accounts receivable at March 31, 2011 from December 31, 2010 was primarily due to timing of customer payments.

The $3.8 million increase in accounts payable at March 31, 2011 from December 31, 2010 was primarily due to an increase in operating and general and administrative expenses, as well as timing of payments for capital expenditures.

Accrued expenses and other liabilities decreased $644,000 at March 31, 2011 from December 31, 2010 primarily due to a decrease in the number of unpaid payroll days. This decrease was partially offset by an increase in accrued other taxes.

Long-term Debt

Our long-term debt consisted of $38.8 million and $30.0 million of outstanding borrowings under our revolving credit facility at March 31, 2011 and December 31, 2010, respectively.

Contractual Obligations

On April 27, 2011, the Company entered into an Amended and Restated Revolving Credit and Security Agreement with PNC Bank, National Association, acting as lender and as agent to the other lenders as specified in the Extended Agreement, and PNC Capital Markets LLC, as lead arranger. See Note 7 “Debt Obligations” of the financial statements for information on this agreement, such information being incorporated herein by reference.

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

We are subject to market risk exposure related to changes in interest rates on our revolving credit facility, which provides for interest on borrowings at a floating rate. At March 31, 2011, we had $38.8 million outstanding debt on our revolving credit facility. Assuming no change in the net principal balance, a hypothetical increase or decrease of 100 basis points in the interest rate would have a corresponding decrease or increase in our annual pre-tax loss of approximately $388,000.

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

As of March 31, 2011 an evaluation was carried out under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls. Based upon that evaluation, the CEO and CFO concluded that, as of such date, the design and operation of these disclosure controls were effective to accomplish their objectives at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting

On January 3, 2011, we replaced our legacy information system with a new information system. The implementation of this new information system involved enhancements to the Company’s procedures for internal control over financial reporting including pre-implementation planning, design and testing, as well as post—implementation monitoring, testing and process modifications to ensure the effectiveness of internal controls over financial reporting. To date, the Company has not experienced any significant difficulties with this implementation.

Except for those enhancements made in connection with the new information system, there were no other changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Refer to Note 8 “Commitments and Contingencies” of the financial statements for information on legal proceedings, such information being incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There have been no material changes during the quarter ended March 31, 2011 in our “Risk Factors” as discussed in detail in our 2010 Annual Report on Form 10-K. The risks described in our Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may, especially in a volatile economic environment, materially adversely affect our business, financial condition and/or operating results.

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

UNION DRILLING, INC.

Dated: May 5, 2011	/s/ Tina L. Castillo
Tina L. Castillo
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

UNION DRILLING, INC.

INDEX TO EXHIBITS

Exhibit Number		Description

3.1	—	Form of Amended and Restated Certificate of Incorporation of Union Drilling (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 (File No. 333-127525) filed on August 15, 2005).

3.2	—	Form of Amended and Restated Bylaws of Union Drilling (incorporated by reference to Exhibit 3.1 to our Form 8-K (File No. 000-51630) filed on August 9, 2007).

10.1†	—	Form of Termination Protection Agreement between Union Drilling and certain designated senior executive officers (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on March 31, 2011).

10.2†	—	Form of Change of Control provision for inclusion in Union Drilling’s officer stock option award agreements (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on March 31, 2011).

10.3†	—	Form of Change of Control provision for inclusion in Union Drilling’s Officer restricted stock unit award agreements (incorporated by reference to Exhibit 10.3 to our Form 8-K filed on March 31, 2011).

10.4	—	Amended and Restated Revolving Credit and Security Agreement dated April 27, 2011 by and among Union Drilling, PNC Bank, National Association, for itself and for the other lenders, and PNC Capital Markets LLC (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on April 28, 2011).

31.1*	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.**

31.2*	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.**

32.1*	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.**

32.2*	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.**

†	Management contract or compensatory plan or arrangement.
*	Filed with this Report.
**	This Certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. This Certification shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, whether made before or after the date hereof, except to the extent that the Company specifically incorporates it by reference.