Form 10-Q
period 2011-06-30
UNION DRILLING INC
filed 2011-08-04
CIK 1133260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 3, 2011, there were 25,191,345 shares of common stock, par value $0.01 per share, of the registrant issued and 23,191,345 shares outstanding.

UNION DRILLING, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION ITEM

1.	FINANCIAL STATEMENTS

Union Drilling, Inc.

Condensed Balance Sheets

(in thousands, except share data)

	June 30, 2011	December 31, 2010
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$7,667	$4
Accounts receivable (net of allowance for doubtful accounts of $153 both at June 30, 2011 and December 31, 2010)	33,400	29,901
Inventories	1,067	1,252
Income tax recoverable	342	1,023
Prepaid expenses, deposits and other receivables	1,592	2,112
Deferred taxes	1,186	1,186

Total current assets	45,254	35,478

Intangible assets (net of accumulated amortization of $1,070 and $920 at June 30, 2011 and December 31, 2010, respectively)	1,130	1,280
Property, buildings and equipment (net of accumulated depreciation of $262,389 and $239,362 at June 30, 2011 and December 31, 2010, respectively)	278,298	263,210
Other assets	632	42

Total assets	$325,314	$300,010

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$16,021	$13,076
Current portion of notes payable for equipment	56	173
Financed insurance premiums	415	909
Current portion of customer advances	230	—
Accrued expense and other liabilities	11,007	9,696

Total current liabilities	27,729	23,854

Revolving credit facility	60,831	30,054
Deferred taxes	41,981	44,089
Other long-term liabilities	262	257

Total liabilities	130,803	98,254

Stockholders’ equity:
Common stock, par value $.01 per share; 75,000,000 shares authorized; 25,191,345 shares and 25,182,345 shares issued at June 30, 2011 and December 31, 2010, respectively	252	252
Additional paid in capital	171,572	170,788
Retained earnings	33,150	41,179
Treasury stock; 2,000,000 shares at both June 30, 2011 and December 31, 2010	(10,463)	(10,463)

Total stockholders’ equity	194,511	201,756

Total liabilities and stockholders’ equity	$325,314	$300,010

See accompanying notes to condensed financial statements.

Union Drilling, Inc.

Condensed Statements of Operations

(Unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues
Total revenues	$59,924	$43,678	$115,919	$82,338

Cost and expenses
Operating expenses	43,918	33,906	86,493	63,510
Depreciation and amortization	12,803	12,072	25,412	25,005
General and administrative	7,248	5,960	14,501	11,690

Total cost and expenses	63,969	51,938	126,406	100,205

Operating loss	(4,045)	(8,260)	(10,487)	(17,867)

Interest expense, net	(280)	(243)	(667)	(425)
(Loss) gain on disposal of assets	248	(237)	444	151
Other income	67	27	154	47

Loss before income taxes	(4,010)	(8,713)	(10,556)	(18,094)
Income tax benefit	(577)	(3,369)	(2,527)	(6,782)

Net loss	$(3,433)	$(5,344)	$(8,029)	$(11,312)

Loss per common share:
Basic	$(0.15)	$(0.23)	$(0.35)	$(0.49)

Diluted	$(0.15)	$(0.23)	$(0.35)	$(0.49)

Weighted-average common shares outstanding:
Basic	23,189,449	23,176,009	23,186,555	23,151,664

Diluted	23,189,449	23,176,009	23,186,555	23,151,664

See accompanying notes to condensed financial statements.

Union Drilling, Inc.

Condensed Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended June 30,
	2011	2010
Operating activities:
Net loss	$(8,029)	$(11,312)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	25,412	25,005
Non-cash compensation expense	727	569
Provision for doubtful accounts	—	13
Gain on disposal of assets	(444)	(151)
(Benefit) provision for deferred taxes	(2,108)	(6,639)
Changes in operating assets and liabilities:
Accounts receivable	(3,499)	130
Inventories	185	219
Prepaid and other assets	610	(520)
Accounts payable	(730)	1,199
Accrued expenses and other liabilities	1,546	3,225

Cash flow provided by operating activities	13,670	11,738

Investing activities:
Purchases of machinery and equipment	(36,578)	(30,939)
Proceeds from sale of machinery and equipment	762	700

Cash flow used in investing activities	(35,816)	(30,239)

Financing activities:
Borrowings on revolving credit facility	146,363	103,426
Repayments on revolving credit facility	(115,586)	(84,379)
Cash overdrafts	(415)	14
Repayments—other debt	(610)	(785)
Exercise of stock options	57	225

Cash flow provided by financing activities	29,809	18,501

Net increase in cash	7,663	—
Cash and cash equivalents at beginning of period	4	6

Cash and cash equivalents at end of period	$7,667	$6

See accompanying notes to condensed financial statements.

Union Drilling, Inc.

Condensed Statement of Stockholders’ Equity

(Unaudited, in thousands, except share data)

	Common Stock		Additional Paid In Capital	Retained Earnings	Treasury Stock	Total
	Shares	$
Balance at January 1, 2011	23,182,345	$252	$170,788	$41,179	$(10,463)	$201,756
Non-cash compensation	—	—	727	—	—	727
Exercise of stock options	9,000	—	57	—	—	57
Net loss	—	—	—	(8,029)	—	(8,029)

Balance at June 30, 2011	23,191,345	$252	$171,572	$33,150	$(10,463)	$194,511

See accompanying notes to condensed financial statements.

UNION DRILLING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2011

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

The Fair Value Measurements and Disclosures Topic of the FASB Codification utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1:	Observable inputs such as quoted prices for identical assets or liabilities in active markets;
Level 2:	Other inputs that are observable directly or indirectly, such as quoted prices for similar assets or liabilities or market-corroborated inputs;
Level 3:	Unobservable inputs for which there is little or no market data and which require us to develop our own assumptions about how market participants would price the assets or liabilities.

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

We do not have any financial instruments utilizing Level 3 inputs.

4.	Accounts Receivable

Accounts receivable consist of the following (in thousands):

	June 30, 2011	December 31, 2010
Billed receivables	$32,943	$28,903
Unbilled receivables	947	1,361
Reserve for sales credits	(337)	(210)

Total receivables	33,553	30,054
Allowance for doubtful accounts	(153)	(153)

Net receivables	$33,400	$29,901

Unbilled receivables represent recorded revenue for contract drilling services performed that is billable by the Company at future dates based on contractual payment terms, and is anticipated to be billed and collected in the quarter following the balance sheet date.

5.	Property, Buildings and Equipment

Major classes of property, buildings and equipment are as follows (in thousands):

	June 30, 2011	December 31, 2010
Land	$1,908	$988
Buildings	2,719	1,641
Drilling and related equipment	501,675	475,994
Vehicles	12,384	12,419
Furniture and fixtures	168	168
Information systems	3,665	688
Leasehold improvements	126	126
Construction in progress	18,042	10,548

	540,687	502,572
Accumulated depreciation	(262,389)	(239,362)

	$278,298	$263,210

In February 2011, we acquired a 1,000 hp mechanical rig for an aggregate purchase price of $5.3 million, and after making approximately $1.5 million of additional capital improvements to this rig, it was deployed to West Texas during the three months ended June 30, 2011. In addition, during the three months ended June 30, 2011, we completed construction and deployed a new 1,000 hp mechanical rig in Appalachia, and began construction on two new 1,000 hp rigs which are expected to be deployed during the third and fourth quarters of 2011. During the three months ended June 30, 2011, the Company also purchased office buildings, rig yards and surrounding land in West Texas and Arkansas for $800,000 and $1.2 million respectively.

In January 2011, the Company completed the implementation of a new information system that encompasses financial reporting, general ledger, and other similar and related processes.

During the six months ended June 30, 2011 and 2010, we capitalized $191,000 and $254,000, respectively, of interest costs incurred during the construction periods of certain drilling equipment.

6.	Accrued Expenses and Other Liabilities

A detail of accrued expenses and other liabilities is as follows (in thousands):

	June 30, 2011	December 31, 2010
Payroll and bonus	$3,965	$3,269
Workers’ compensation	3,177	3,078
Medical claims	1,201	1,639
Other taxes	1,373	495
Other	1,291	1,215

	$11,007	$9,696

Other taxes include sales and use, franchise and property taxes.

7.	Debt Obligations

On April 27, 2011, the Company entered into an Amended and Restated Revolving Credit and Security Agreement with PNC Bank, for itself and as agent for a group of lenders (Credit Facility). This Credit Facility replaced an existing facility that had a $97.5 million borrowing base and which matured on March 30, 2012 (Prior Facility). The Credit Facility, which matures April 27, 2016, provides for a borrowing base equal to $125 million, with a permitted increase of up to an additional $25 million for a maximum borrowing base of $150 million. Amounts outstanding under the Credit Facility bear interest, depending upon facility usage, at either (i) the higher of the Federal Funds Open Rate plus 50 to 100 basis points or PNC Bank’s base commercial lending rate (4.0% at June 30, 2011) or (ii) LIBOR plus 225 to 275 basis points (2.7% at June 30, 2011). Interest on outstanding loans is due monthly for domestic rate loans and at the end of the relevant interest period for LIBOR loans. Depending upon our facility usage, we are assessed an unused line fee of 25 to 50 basis points on the available borrowing capacity. The available borrowing capacity was $60.0 million at June 30, 2011. There is a $10.0 million sublimit for letters of credit issued under the Credit Facility. We will incur a prepayment penalty if the Credit Facility is terminated prior to April 2014. As of June 30, 2011, we had a loan balance of $60.8 million under the Credit Facility, and an additional $4.2 million of the total capacity was utilized to support our letter of credit requirements.

On August 1, 2011, the accordion feature of the Credit Facility was exercised to add a new lender, on the same contractual terms, and increase the maximum capacity to $150 million.

In general, the Credit Facility is secured by substantially all of our assets. The forced liquidation value of our assets serving as collateral is determined at least annually by an independent appraisal, with adjustments for acquisitions and dispositions between appraisals. The Credit Facility contains affirmative and negative covenants and also provides for events of default typical for such an agreement. Among the affirmative covenants are requirements to maintain a specified tangible net worth. As of June 30, 2011, our actual tangible net worth was $193.3 million compared to the required minimum tangible net worth of $157.1 million. Among the negative covenants are restrictions on major corporate transactions, incurrence of indebtedness and amendments to our organizational documents. Events of default would include a change in control and any change in our operations or condition which has a material adverse effect. As of June 30, 2011, we were in compliance with all of our covenants.

The Prior Facility’s outstanding amounts bore interest, depending upon facility usage, at either (i) the higher of the Federal Funds Open Rate plus 75 to 125 basis points or PNC Bank’s base commercial lending or (ii) LIBOR plus 250 to 300 basis points. At December 31, 2010, we had a loan balance of $30.0 million of which $4.3 million of the total capacity had been utilized to support our letter of credit requirement; further, the available borrowing capacity was $63.2 million at December 31, 2010. The Prior Facility was also secured, in general, by substantially all of our assets and contained normal and customary representations and warranties similar to the Credit Facility, although the Prior Facility required a minimum fixed charge coverage ratio in addition to the tangible net worth. As of December 31, 2010, our actual tangible net worth was $200.5 million compared to the required minimum tangible net worth of $66.8 million, and our actual fixed charge coverage ratio of 13.2 exceeded the required 1.1 fixed charge coverage ratio. Among the negative covenants were restrictions on major corporate transactions, incurrence of indebtedness and amendments to our organizational documents. At December 31, 2010, we were in compliance with all of our covenants.

Our credit facilities primarily have been used to pay for rig acquisitions and for working capital requirements. The Credit Facility may also be used by the Company, subject to certain conditions, to repurchase its common stock and/or pay a cash dividend.

In addition, the Company has entered into various equipment-specific financing agreements with various third-party financing institutions. The terms of these agreements had initial terms ranging from 24 to 48 months. As of June 30, 2011 and December 31, 2010, the total outstanding balance under these arrangements was approximately $56,000 and $173,000, respectively, and is classified, according to payment date, in current portion of notes payable for equipment and long-term notes payable for equipment in the accompanying balance sheets. At June 30, 2011, the stated interest rate on these borrowings ranged from zero percent to 3.8%.

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

The Company’s 2006 through 2009 U.S. federal income tax returns are currently under examination by the IRS. Based on discussions with the examiner, we believe the IRS examination is substantially complete and we do not expect a material assessment although the final resolution of the examination could differ from our estimates. In June 2011, the employment tax examination for the years 2006 and 2007 was settled for the amounts previously accrued. Accordingly, there was no financial impact as a result of the settlement during the three months ended June 30, 2011.

On July 5, 2011, the Company entered into agreements with a third party to purchase two 1500 hp rigs to be delivered during the three months ended March 31, 2012. The aggregate cost of the rigs including related equipment is expected to be approximately $35 million.

9.	Stockholders’ Equity

At June 30, 2011, the number of authorized shares of common stock was 75,000,000 shares, of which 23,191,345 were outstanding, and 1,641,744 were reserved for future issuance through the Company’s equity based compensation plans. The number of authorized shares of preferred stock was 100,000 shares at June 30, 2011. No shares of preferred stock were outstanding or reserved for future issuance.

10.	Loss Per Common Share

Because we incurred a net loss in the three and six months ended June 30, 2011 and 2010, basic and diluted loss per share for each period were calculated as our net loss divided by the weighted average shares outstanding. Approximately 657,000 and 632,000 weighted average options and restricted stock units to purchase shares of our common stock were excluded from the computation of diluted loss per share for the three and six months ended June 30, 2011, respectively, because the effect of including them would have been antidilutive. Similarly, during the three and six months ended June 30, 2010, respectively, 288,000 and 530,000 options and restricted stock units were excluded from the computation of diluted loss per share because the effect of including them would have been antidilutive.

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

For the three and six months ended June 30, 2011, the Company recorded stock-based compensation expense of $333,000 ($221,000, net of tax) and $672,000 ($448,000, net of tax), respectively, which is included in general and administrative expense. For the three and six months ended June 30, 2010, the Company recorded stock-based compensation expense of $301,000 ($193,000 net of tax) and $589,000 ($381,000 net of tax), respectively. Total unamortized stock-based compensation was $3.5 million at June 30, 2011, and will be recognized over a weighted average service period of 3.3 years.

Stock options. Options typically vest over a three or four year period and, unless earlier exercised or forfeited, expire on the tenth anniversary of the grant date. A summary of stock option activity for the six months ended June 30, 2011 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2011	929,091	$9.66
Exercised	9,000	6.32

Outstanding at June 30, 2011	920,091	$9.69	6.5	$2,020,000

Options exercisable at June 30, 2011	587,444	$11.11	5.5	$866,000

No options were granted during the three and six months ended June 30, 2011 or June 30, 2010.

New shares of common stock were issued to satisfy options exercised. During the three and six months ended June 30, 2011, 2,500 options and 9,000 options, respectively, were exercised. Cash received from the exercise of options for the three and six months ended June 30, 2011 was $16,000 and $57,000, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2011 was $9,000 and $29,000.

A summary of options outstanding as of June 30, 2011, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Years of Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$3.80 to $9.89	462,436	7.7	$5.92	175,559	$5.36
$12.75 to $14.62	457,655	5.3	$13.50	411,885	$13.55

	920,091			587,444

Restricted stock awards. Restricted stock awards consist of restricted stock unit grants of our common stock and are time vested over three to seven years and for a certain award granted to our Chief Executive Officer (“CEO”) contain a performance requirement. We recognize compensation expense on a straight-line basis over the vesting period. The fair value of restricted stock awards is determined based on the closing price of our shares on the grant date. As of June 30, 2011, there was $4.8 million of total unrecognized compensation cost related to unvested restricted stock awards. The cost is expected to be recognized over a weighted average period of 4.2 years.

A summary of the Company’s restricted stock awards activity for the six months ended June 30, 2011 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2011	349,036	$13.65
Granted	44,000	$10.75

Outstanding at June 30, 2011	393,036	$13.33

Employee retirement plan

The Company has a 401(k) plan available to substantially all of its employees. Company contributions to the plan are discretionary. The Company made matching cash contributions of $87,000 and $175,000 for the three and six months ended June 30, 2011, respectively and $83,000 and $160,000 during the three and six months ended June 30, 2010.

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

At June 30, 2011 and December 31, 2010, the threshold amounts were $44.7 million and $42.6 million, respectively. These amounts are determined based upon cash invested in UDC (and invested by UDC in the Company’s stock) plus a compounded annual return of 10% less cash returned to investors. During the three months ended June 30, 2011, $2,000 of compensation cost reversals were recognized and during the six months ended June 30, 2011, $54,000 of compensation expense was recognized. During the three and six months ended June 30, 2010, $15,000 and $20,000, respectively, of compensation cost reversals were recognized as a result of the decrease in the market value of the Company’s stock price. These amounts were classified as general and administrative expense.

The defined participants in this arrangement would be entitled to up to 22.5% of the value realized in excess of the threshold amount. The only participant employed by the Company is our CEO who is entitled to approximately 1% of the 22.5% or 0.225%.

12.	Income Taxes

Income tax benefit for the three and six months ended June 30, 2011 was $577,000 and $2.5 million, respectively, which is an effective rate of 14% and 24%, respectively, of pre-tax book loss. These rates differ from the statutory rate of 35% primarily due to state income taxes, permanent book/tax differences such as those associated with the

50% deduction limitation on per diem payments for meals, and non-cash compensation. Income tax benefit for the three and six months ended June 30, 2010 was $3.4 million and $6.8 million, respectively, which is an effective rate of 39% and 38%, respectively, of pre-tax book loss.

At June 30, 2011 and December 31, 2010, we had $239,000 of unrecognized tax benefits, of which $155,000, would affect our effective tax rate if recognized. Such amounts are carried as other long-term liabilities.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2011	$239
Increases for tax positions of prior years	—
Reductions for tax positions of prior years	—

Balance at June 30, 2011	$239

Interest and penalties related to uncertain tax positions are classified as interest expense and general and administrative costs, respectively. During the three and six months ended June 30, 2011, the Company recognized $2,500 and $5,000, respectively, in interest expense related to unrecognized tax benefits. During the three and six months ended June 30, 2010, the Company recognized $2,000 and $4,000 in interest and penalty expense related to unrecognized tax benefits, respectively. As of June 30, 2011 and December 31, 2010, the Company had $22,500 and $17,500, respectively, of interest and penalties accrued in relation to uncertain tax positions. It is reasonably possible that within the next 12 months, we may resolve some or all of the uncertain tax positions as a result of negotiations with taxing authorities which would result in a decrease in unrecognized tax.

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

We commenced operations in 1997 with 12 drilling rigs and related equipment acquired from an entity providing contract drilling services under the name “Union Drilling.” Through a combination of acquisitions and new rig construction, we have increased the size of our fleet to 71 marketed land drilling rigs. We continue to enhance our fleet of drilling rigs with technological capabilities through upgrades, acquisitions or new rig construction in order to improve drilling productivity and reduce total well costs for our customers. At various times, we remove rigs from our marketed fleet, and the components are made available for use on other rigs or sold.

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

The following table summarizes management’s key indicators of financial performance for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue days	3,516	2,910	6,979	5,441
Average number of marketed rigs	71.0	71.0	71.0	71.0
Marketed rig utilization rates	54.4%	45.0%	54.3%	42.3%
Revenue per revenue day	$17,043	$15,010	$16,610	$15,133
Operating expenses per revenue day	$12,491	$11,652	$12,393	$11,672
Drilling margin per revenue day	$4,552	$3,358	$4,217	$3,461
EBITDA (000’s)	$9,073	$3,602	$15,523	$7,336

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Calculation of EBITDA:
Net loss	$(3,433)	$(5,344)	$(8,029)	$(11,312)
Interest expense, net	280	243	667	425
Income tax benefit	(577)	(3,369)	(2,527)	(6,782)
Depreciation and amortization	12,803	12,072	25,412	25,005

EBITDA	$9,073	$3,602	$15,523	$7,336

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Calculation of drilling margin:
Operating loss	$(4,045)	$(8,260)	$(10,487)	$(17,867)
Depreciation and amortization	12,803	12,072	25,412	25,005
General and administrative	7,248	5,960	14,501	11,690
Drilling margin	$16,006	$9,772	$29,426	$18,828
Revenue days	3,516	2,910	6,979	5,441
Drilling margin per revenue day	$4,552	$3,358	$4,217	$3,461

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

Accounts receivable. We evaluate the creditworthiness of our customers based on their financial information, if available; information obtained from major industry suppliers, and our past experiences, if any, with the customer. In some instances, we require new customers to make prepayments. We typically invoice our customers semimonthly during the performance of daywork contracts and upon completion of the contract, with payment due within 30 days. We established an allowance for doubtful accounts of $153,000 at June 30, 2011 and December 31, 2010, respectively. Any allowance established is subject to judgment and estimates made by management. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, our assessment of our customers’ current abilities to pay obligations to us and the condition of the general economy and the oil and gas industry as a whole. We had no bad debt expense for the three and six months ended June 30, 2011, and zero and $13,000 for the three and six months ended June 30, 2010, respectively. We write off specific accounts receivable when we determine they are uncollectible. No accounts receivable were determined to be uncollectible for the three and six months ended June 30, 2011. No accounts receivable were determined to be uncollectible during the three months ended June 30, 2010. During the six months ended June 30, 2010, we wrote off $1.3 million of previously reserved accounts receivable for one customer.

At June 30, 2011 and December 31, 2010, our unbilled receivables totaled $947,000 and $1.4 million, respectively, all of which relates to the revenue recognized, but not yet billed, on contracts in progress at June 30, 2011 and December 31, 2010, respectively. The $414,000 decrease at June 30, 2011 compared to December 31, 2010 is due to the timing of progress billings.

Asset Impairments. We assess the impairment of long-lived assets whenever events or circumstances indicate that the asset’s carrying value may not be recoverable. Factors that could trigger an impairment review would be any significant negative trends in the industry or the general economy, our contract revenue rates, our rig utilization rates, cash flows generated from operating our drilling rigs, existence of term drilling contracts, current and future oil and natural gas prices, our customers’ access to capital and the trends in the price of used drilling equipment observed by our management. If a review of our long-lived assets indicates that our carrying value exceeds the estimated undiscounted future cash flows, an impairment charge is made to adjust the carrying value to the estimated fair value. Cash flows are estimated by management considering factors such as expectations of future industry trends and the impact on dayrates, utilization and operating expenses; historical performance of the asset; the remaining expected life of the asset; any cash investment required to make the asset more marketable; suitability, specification and size of the rig; terminal value; as well as overall competitive dynamics. Use of different assumptions could result in an impairment charge different from that reported.

For the three and six months ended June 30, 2011 and June 30, 2010, no impairments were required due to improving conditions in the U.S. land-based drilling industry.

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

Accrued workers’ compensation. The Company accrues for costs under its workers’ compensation insurance program in accrued expenses and other liabilities. We have a deductible of $100,000 per covered accident under our workers’ compensation insurance. Our insurance policies require us to maintain letters of credit to collateralize incurred and future deductible payments. As of June 30, 2011 and December 31, 2010, we satisfied this requirement with letters of credit totaling $4.2 million and $4.3 million, respectively. We accrue for these costs as claims are incurred based on cost estimates established for each claim by the insurance companies providing the administrative services for processing the claims, including an estimate for incurred but not reported claims, claims paid directly by us, administrative costs associated with these claims and our historical experience with these types of claims. In addition, if needed, we accrue the estimated workers’ compensation premium payable to Ohio, a monopolistic state, when our rigs work in that state.

Stock-based compensation. Compensation cost resulting from share-based payment awards are measured at fair value and recognized in general and administrative expense on a straight line basis over the requisite service period for the entire award. The amount of compensation cost recognized at any date is at least equal to the portion of the grant-date value of the award that is vested at that date. For the three months and six months ended June 30, 2011, the Company recorded stock-based compensation expense of $333,000 ($221,000, net of tax) and $672,000 ($448,000, net of tax), respectively. For the three months and six months ended June 30, 2010, the Company recorded stock-based compensation expense of $301,000 ($193,000, net of tax) and $589,000 ($381,000, net of tax), respectively. Total unamortized stock-based compensation was $3.5 million at June 30, 2011 and will be recognized over a weighted average service period of 3.3 years.

The fair value of stock options granted is estimated using the Black-Scholes option valuation model based on assumptions for the risk-free interest rate, expected life of the option, dividend yield and volatility of our stock price.

Volatility is based upon price performance of the Company and a peer company, as the Company does not have a sufficient historical price base to determine potential volatility over the term of the issued options. No stock options were granted during the three or six months ended June 30, 2011 and June 30, 2010. The fair value of restricted stock or restricted stock units is the closing market price of the Company’s stock on the award grant date. During the three and six months ended June 30, 2011, 10,000 and 44,000 restricted stock units were granted, respectively. During the six months ended June 30, 2010, 50,000 restricted stock units were granted. No restricted stock units were granted during the three months ended June 30, 2010.

New shares of common stock are issued to satisfy options exercised. Cash received from the exercise of options during the three and six months ended June 30, 2011 was $16,000 and $57,000, respectively. During the three and six months ended June 30, 2010, $160,000 and $225,000 was received from the exercise of options, respectively. Any tax benefit realized from stock option exercises is included as a cash inflow from financing activities on the condensed statements of cash flows.

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

Statements of Operations Analysis

The following table provides selected information about our operations for the three and six months ended June 30, 2011 and 2010 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	$59,924	$43,678	$115,919	$82,338
Operating expenses	43,918	33,906	86,493	63,510
Depreciation and amortization	12,803	12,072	25,412	25,005
General and administrative expense	7,248	5,960	14,501	11,690
Interest expense, net	280	243	667	425
Other income and (loss) gain on disposal of assets	315	(210)	598	198
Income tax benefit	577	3,369	2,527	6,782

Revenues. Our revenues during the three and six months ended June 30, 2011 compared to the same periods in 2010 increased $16.2 million, or 37%, and $33.6 million, or 41%, respectively. The increase in revenues was primarily attributable to the increase in our marketed rig utilization and the increase in dayrates due to improving market conditions.

Operating expenses. Our operating expenses during the three and six months ended June 30, 2011 compared to the same periods in 2010 increased $10.0 million, or 30%, and $23.0 million, or 36%, respectively. The increase in operating expenses was primarily due to the increase in marketed rig utilization as well as an increase in operating costs due to increased employment costs and increased rig maintenance costs.

Depreciation and amortization. The increase in depreciation and amortization expense during the three and six months ended June 30, 2011 compared to the same periods in 2010 was due to the increase in depreciable assets, resulting from capital equipment upgrades added to enhance our fleet capabilities.

General and administrative expenses. Our general and administrative expenses during the three months ended June 30, 2011 compared to the same period in 2010 increased $1.3 million or 22%. The increase in general and administrative expenses was primarily attributable to higher employment costs due to increased headcount and wage increases, hosting and administrative support for our new information system, and increased property tax expense.

The $2.8 million, or 24%, increase in general and administrative expense for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 is primarily attributable to higher employment costs due to increased headcount and wage increases, hosting and administrative support for our new information system as well as onetime costs related to post production support for our new information system, increased property tax, and training expenses.

Interest expense, net. The increase in interest expense for the three and six months ended June 30, 2011 compared to the same periods in 2010 was primarily attributable to the increase in the average balance of our revolving credit facility.

Other income and (loss) gain on disposal of assets. Other income and gain (loss) on disposal of assets increased by $525,000 and $400,000, for the three and six months ended June 30, 2011, respectively, compared to same periods in 2010, are due to net gains on the disposition of drillpipe, collars and other assets during 2011 compared to 2010. During the three months ended June 30, 2010, the Company recognized a net loss on the disposition of assets primarily related to the sale of a drawworks.

Income tax benefit. The decrease in income tax benefit for the three and six months ended June 30, 2011, as compared to the same periods in 2010, was primarily due to the decrease in pre-tax loss in 2011. Our effective income tax rate of 14% and 24% for the three and six months ended June 30, 2011, respectively, differs from the federal statutory rate of 35% due to state income taxes and permanent book/tax differences such as those associated with the 50% deduction limitation on per diem meals expense and stock-based compensation.

Liquidity and Capital Resources

Our operations have historically generated sufficient cash flow to meet our requirements for debt service and equipment expenditures (excluding major business and asset acquisitions). Cash flow provided by operating activities during the first six months of 2011 was $13.7 million compared to $11.7 million during the first six months of 2010. This increase in cash flow from operating activities was primarily due to the decreases in net loss. Our cash flow from operations was primarily used to invest in new machinery and equipment. During the first six months of 2011 and 2010, cash used in investing activities totaled $35.8 million and $30.2 million, respectively.

Cash flow provided by financing activities was $29.8 million in the first six months of 2011, compared to $18.5 million of cash flow used in financing activities for the first six months of 2010.

We believe cash generated by our operations and our ability to borrow the currently unused portion of our revolving credit facility of $60.0 million at June 30, 2011(and as adjusted for the exercise of the accordion feature, $85 million) after reductions for approximately $4.2 million outstanding letters of credit, should allow us to meet our routine financial obligations for the foreseeable future.

Sources of Capital Resources

Our rig fleet has grown from 12 rigs in 1997 to 71 marketed rigs at June 30, 2011. We have financed this growth with a combination of debt and equity financing, as well as operating cash flows. At June 30, 2011, our total debt to total capital was 24%.

See Note 7 “Debt Obligations” of the financial statements for information on the Company’s debt agreements as sources of capital resources, such information being incorporated herein by reference.

Uses of Capital Resources

For the three and six months ended June 30, 2011 and 2010, the additions to our property and equipment consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Land	$1,997	$—	$1,997	$—
Buildings	69	—	69	—
Drilling and related equipment	22,931	16,229	37,262	35,984
Vehicles	788	—	1,446	11
Information systems	83	940	145	965

Property and equipment additions	25,868	17,169	40,919	36,960
Plus adjustments for non-cash transactions:
Cash paid in current period for prior period accruals	2,860	7,982	2,616	1,086
Current period accruals	(6,957)	(7,107)	(6,957)	(7,107)

Cash used for purchases of machinery and equipment	$21,771	$18,044	$36,578	$30,939

For the three months ended June 30, 2011, additions to drilling equipment included $8 million for the upgrades and initial construction costs of three 1,000 hp mechanical rigs. Other capital additions for the three and six months ended June 30, 2011 included rig enhancements, such as top drives and pad drilling packages, as well as drillpipe and other capital maintenance. Additionally, during the three months ended June 30, 2011, the Company purchased office buildings, rig yards and surrounding land in West Texas and Arkansas for $800,000 and $1.2 million, respectively.

During the six months ended June 30, 2011, additions to drilling equipment included $18 million, of which $5.3 million related to the purchase of a new 1,000 hp mechanical rig, and $12.7 million related to upgrades and initial construction costs for two 1,000 hp mechanical rigs.

For the three and six months ended June 30, 2010, additions to drilling equipment included $5.1 million and $10.0 million, respectively, for the purchase and upgrades of two 1,000 hp mechanical rigs. Other capital additions for the three and six months ended June 30, 2010 included rig enhancements, such as top drives and pad drilling packages, as well as drillpipe and other capital maintenance.

Working Capital

Our working capital was $17.5 million and $11.6 million at June 30, 2011 and December 31, 2010, respectively. Our current ratio, which we calculate by dividing our current assets by our current liabilities, was 1.6 at June 30, 2011 compared to 1.5 at December 31, 2010.

The changes in the components of our working capital were as follows (in thousands):

	June 30, 2011	December 31, 2010	Change
Cash and cash equivalents	$7,667	$4	$7,663
Accounts receivable	33,400	29,901	3,499
Inventories	1,067	1,252	(185)
Income tax recoverable	342	1,023	(681)
Prepaid expenses, deposits and other receivables	1,592	2,112	(520)
Deferred taxes	1,186	1,186	—

Current assets	45,254	35,478	9,776

Accounts payable	16,021	13,076	2,945
Current portion of notes payable for equipment	56	173	(117)
Financed insurance premiums	415	909	(494)
Current portion of customer advances	230	—	230
Accrued expenses and other liabilities	11,007	9,696	1,311

Current liabilities	27,729	23,854	3,875

Working capital	$17,525	$11,624	$5,901

The $7.7 million increase in cash and cash equivalents at June 30, 2011 compared to December 31, 2010 related to funds borrowed to be used for down payments on two new-build drilling rigs. The payments were made shortly after June 30, 2011.

The $3.5 million increase in accounts receivable at June 30, 2011 compared to December 31, 2010 was primarily due to increased revenues and timing of receipts.

The $2.9 million increase in accounts payable at June 30, 2011 compared to December 31, 2010 was primarily due to an increase in operating and general and administrative expenses, as well as timing of payments for capital expenditures.

Accrued expenses and other liabilities increased $1.3 million at June 30, 2011 compared to December 31, 2010 primarily due to accrued property tax and bonus expense, which are paid annually.

Long-term Debt

Our long-term debt consisted of $60.8 million and $30.0 million of outstanding borrowings under our revolving credit facility at June 30, 2011 and December 31, 2010, respectively.

Contractual Obligations

On April 27, 2011, the Company entered into an Amended and Restated Revolving Credit and Security Agreement with PNC Bank, National Association, acting as lender and as agent to the other lenders as specified in the agreement, and PNC Capital Markets LLC, as lead arranger. See Note 7 “Debt Obligations” of the financial statements for information on this agreement, such information being incorporated herein by reference.

On July 5, 2011, the Company entered into agreements with Integrated Drilling Equipment Company Holdings, Inc. to purchase two IDE-1500 Sparta Series AC electric drilling rigs, together with related equipment, for delivery during the first quarter of 2012. The aggregate cost of the rigs and related equipment is expected to be approximately $35 million.

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

We are subject to market risk exposure related to changes in interest rates on our revolving credit facility, which provides for interest on borrowings at a floating rate. At June 30, 2011, we had $60.8 million outstanding debt on our revolving credit facility. Assuming no change in the net principal balance, a hypothetical increase or decrease of 100 basis points in the interest rate would have a corresponding decrease or increase in our annual pre-tax income of approximately $608,000.

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

As of June 30, 2011, an evaluation was carried out under the supervision and with the participation of our management, including the CEO and the CFO, of the effectiveness of the design and operation of our disclosure controls. Based upon that evaluation, the CEO and the CFO concluded that, as of such date, the design and operation of these disclosure controls were effective to accomplish their objectives at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Refer to Note 8 “Commitments and Contingencies” of the financial statements for information on legal proceedings, such information being incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There have been no material changes during the quarter ended June 30, 2011 in our “Risk Factors” as discussed in detail in our 2010 Annual Report on Form 10-K. The risks described in our Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may, especially in a volatile economic environment, materially adversely affect our business, financial condition and/or operating results.

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

UNION DRILLING, INC.

Dated: August 4, 2011	/s/ Tina L. Castillo
Tina L. Castillo
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

UNION DRILLING, INC.

INDEX TO EXHIBITS

Exhibit Number		Description

3.1	—	Form of Amended and Restated Certificate of Incorporation of Union Drilling (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 (File No. 333-127525) filed on August 15, 2005).

3.2	—	Form of Amended and Restated Bylaws of Union Drilling (incorporated by reference to Exhibit 3.1 to our Form 8-K (File No. 000-51630) filed on August 9, 2007).

10.1	—	Form of Rig & Equipment Sale Agreement dated July 5, 2011 between Union Drilling, Inc. and Integrated Drilling Equipment Company Holdings, Inc. (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on July 6, 2011).

31.1*	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.**

31.2*	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.**

32.1*	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.**

32.2*	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.**

101	—	Financial statements from the quarterly report on Form 10-Q of Union Drilling, Inc. for the quarter ended June 30, 2011, filed August 4, 2011, formatted in XBRL; (i) the Condensed Statements of Operations, (ii) Condensed Balance Sheets, (iii) Condensed Statement of Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows and (v) the Notes to Condensed Financial Statements tagged as blocks of text.***

*	Filed with this Report.
**	This Certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. This Certification shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, whether made before or after the date hereof, except to the extent that the Company specifically incorporates it by reference.
***	The XBRL-related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.