Form 10-Q
period 2011-09-30
UNION DRILLING INC
filed 2011-10-31
CIK 1133260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 31, 2011, there were 25,191,345 shares of common stock, par value $0.01 per share, of the registrant issued and 23,110,645 shares outstanding.

UNION DRILLING, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Union Drilling, Inc.

Condensed Balance Sheets

(in thousands, except share data)

	September 30, 2011	December 31, 2010
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$7	$4
Accounts receivable (net of allowance for doubtful accounts of $153 both at September 30, 2011 and December 31, 2010)	36,022	29,901
Inventories	1,067	1,252
Income tax recoverable	368	1,023
Prepaid expenses, deposits and other receivables	1,353	2,112
Deferred taxes	1,081	1,186

Total current assets	39,898	35,478

Intangible assets (net of accumulated amortization of $1,145 and $920 at September 30, 2011 and December 31, 2010, respectively)	1,055	1,280
Property, buildings and equipment (net of accumulated depreciation of $272,924 and $239,362 at September 30, 2011 and December 31, 2010, respectively)	293,684	263,210
Other assets	799	42

Total assets	$335,436	$300,010

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$18,002	$13,076
Current portion of notes payable for equipment	138	173
Financed insurance premiums	165	909
Customer advances	200	—
Accrued expense and other liabilities	10,693	9,696

Total current liabilities	29,198	23,854

Revolving credit facility	69,295	30,054
Long-term notes payable for equipment	100	—
Deferred taxes	41,493	44,089
Other long-term liabilities	—	257

Total liabilities	140,086	98,254

Stockholders’ equity:
Common stock, par value $.01 per share; 75,000,000 shares authorized; 25,191,345 shares and 25,182,345 shares issued at September 30, 2011 and December 31, 2010, respectively	252	252
Additional paid in capital	171,795	170,788
Retained earnings	33,766	41,179
Treasury stock; 2,000,000 shares at both September 30, 2011 and December 31, 2010	(10,463)	(10,463)

Total stockholders’ equity	195,350	201,756

Total liabilities and stockholders’ equity	$335,436	$300,010

See accompanying notes to condensed financial statements.

Union Drilling, Inc.

Condensed Statements of Operations

(Unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
Total revenues	$66,744	$52,028	$182,663	$134,366

Cost and expenses
Operating expenses	45,463	39,922	131,956	103,432
Depreciation and amortization	13,328	12,523	38,740	37,528
Impairment charge	808	—	808	—
General and administrative	7,023	6,004	21,523	17,694

Total cost and expenses	66,622	58,449	193,027	158,654

Operating income (loss)	122	(6,421)	(10,364)	(24,288)

Interest expense, net	(392)	(287)	(1,059)	(712)
Gain on disposal of assets	625	36	1,068	187
Other income (loss)	(138)	83	16	130

Income (loss) before income taxes	217	(6,589)	(10,339)	(24,683)
Income tax benefit	(400)	(2,146)	(2,926)	(8,928)

Net income (loss)	$617	$(4,443)	$(7,413)	$(15,755)

Income (loss) per common share:
Basic	$0.03	$(0.19)	$(0.32)	$(0.68)

Diluted	$0.03	$(0.19)	$(0.32)	$(0.68)

Weighted-average common shares outstanding:
Basic	23,191,345	23,182,345	23,188,169	23,162,003

Diluted	23,249,245	23,182,345	23,188,169	23,163,003

See accompanying notes to condensed financial statements.

Union Drilling, Inc.

Condensed Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2011	2010
Operating activities:
Net loss	$(7,413)	$(15,755)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	38,740	37,528
Impairment charge	808	—
Non-cash compensation expense	950	894
Provision for doubtful accounts	219	90
Gain on disposal of assets	(1,068)	(187)
Benefit for deferred taxes	(2,493)	(8,797)
Changes in operating assets and liabilities:
Accounts receivable	(6,340)	(7,376)
Inventories	185	299
Income tax recoverable	(448)	7,594
Prepaid and other assets	1	1,142
Accounts payable	753	3,610
Accrued expenses and other liabilities	2,046	3,351

Cash flow provided by operating activities	25,940	22,393

Investing activities:
Purchases of machinery and equipment	(66,971)	(50,561)
Proceeds from sale of machinery and equipment	1,551	876

Cash flow used in investing activities	(65,420)	(49,685)

Financing activities:
Borrowings on line of credit	219,169	166,448
Repayments on line of credit	(179,928)	(137,999)
Cash overdrafts	863	(209)
Borrowings—other debt	240	—
Repayments—other debt	(918)	(1,174)
Exercise of stock options	57	225

Cash flow provided by financing activities	39,483	27,291

Net increase (decrease) in cash	3	(1)
Cash and cash equivalents at beginning of period	4	6

Cash and cash equivalents at end of period	$7	$5

See accompanying notes to condensed financial statements.

Union Drilling, Inc.

Condensed Statement of Stockholders’ Equity

(Unaudited, in thousands, except share data)

	Common Stock		Additional Paid In Capital	Retained Earnings	Treasury Stock	Total
	Shares	$
Balance at January 1, 2011	23,182,345	$252	$170,788	$41,179	$(10,463)	$201,756
Non-cash compensation	—	—	950	—	—	950
Exercise of stock options	9,000	—	57	—	—	57
Net loss	—	—	—	(7,413)	—	(7,413)

Balance at September 30, 2011	23,191,345	$252	$171,795	$33,766	$(10,463)	$195,350

See accompanying notes to condensed financial statements.

UNION DRILLING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2011

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

For all periods reported, other comprehensive income (loss) equals net income (loss).

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

In January 2010, the FASB issued ASU No. 2010-06, amending Topic 820 Fair Value Measurements and Disclosures. This ASU updates Subtopic 820-10 and requires the following new disclosures: 1) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and 2) present separately in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), information about purchases, sales, issuances and settlements (on a gross basis rather than one net number). In addition, this ASU clarifies existing disclosures as follows: 1) provide fair value measurement disclosures for each class of assets and liabilities (often a subset within a line item in the statement of financial position); and 2) provide disclosures about the valuation techniques and inputs used to measure both recurring and nonrecurring Level 2 or Level 3 fair value measurements. These new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation of fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASU No. 2010-06 did not have a material effect on our financial condition or results of operations.

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

We do not have any financial instruments utilizing Level 3 inputs.

See Note 6 regarding an $808,000 impairment charge recognized on certain long lived assets during the three and nine months ended September 30, 2011.

4.	Accounts Receivable

Accounts receivable consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Billed receivables	$35,390	$28,903
Unbilled receivables	1,053	1,361
Reserve for sales credits	(268)	(210)

Total receivables	36,175	30,054
Allowance for doubtful accounts	(153)	(153)

Net receivables	$36,022	$29,901

Unbilled receivables represent recorded revenue for contract drilling services performed that is billable by the Company at future dates based on contractual payment terms, and is anticipated to be billed and collected in the quarter following the balance sheet date.

5.	Property, Buildings and Equipment

Major classes of property, buildings and equipment are as follows (in thousands):

	September 30, 2011	December 31, 2010
Land	$1,935	$988
Buildings	2,849	1,641
Drilling and related equipment	511,585	475,994
Vehicles	12,738	12,419
Furniture and fixtures	168	168
Information systems	3,665	688
Leasehold improvements	126	126
Construction in progress	33,542	10,548

	566,608	502,572
Accumulated depreciation	(272,924)	(239,362)

	$293,684	$263,210

For the three months ended September 30, 2011, additions to drilling equipment included $13.1 million for the initial purchase and construction of two 1,500 hp electric drilling rigs. Additionally, the Company invested $5.9 million in upgrades and initial construction costs for two 1,000 hp mechanical rigs. Other capital additions for the three months ended September 30, 2011 included rig enhancements, such as top drives, mud pumps and drawworks, as well as drillpipe and other capital additions.

During the nine months ended September 30, 2011, additions to drilling equipment included $41.6 million, of which $23.6 million related to the initial construction of four new builds. Additionally, the Company purchased a 1,000 hp mechanical rig for an aggregate price of $6.6 million, which was deployed in the second quarter and invested $1.5 million in upgrades for a new rig that was deployed during the third quarter. During the nine months ended September 30, 2011, the Company also purchased office buildings, rig yards and surrounding land in West Texas and Arkansas for $800,000 and $1.2 million, respectively.

In January 2011, the Company completed the implementation of the first phase of a new information system that encompasses financial reporting, general ledger, and other similar and related processes.

During the nine months ended September 30, 2011 and 2010, we capitalized $402,000 and $384,000, respectively, of interest costs incurred during the construction periods of certain drilling equipment.

6.	Held For Sale

We have elected to auction certain of our older, smaller rigs that have had minimal utilization over the past several years. The carrying amount of this equipment was $6.3 million at September 30, 2011, and the revenues associated with this equipment were less than 2% and 6% of total revenue, for the nine months ended September 30, 2011 and 2010, respectively.

The auction is scheduled for December 2011, and proceeds will be used to reduce outstanding borrowings under the Credit Facility.

Because the drilling rigs meet the held for sale criteria as of September 30, 2011, we are required to present such assets, on a rig by rig basis, at the lower of carrying amount or fair value less anticipated costs to sell. This resulted in six rigs, with a carrying value of $1,619,000 and a fair value less anticipated costs to sell of $811,000 being impaired at an aggregate $808,000 which was recorded during the three and nine months ended September 30, 2011. The impairment has been shown as a separate line item in the accompanying statement of operations. The estimated fair value less anticipated cost to sell (Level 3 within the fair value hierarchy) was based on market data from recent sales of similar equipment. Actual proceeds from the auction may differ from these estimated values, and additional losses could result.

7.	Accrued Expenses and Other Liabilities

A detail of accrued expenses and other liabilities is as follows (in thousands):

	September 30, 2011	December 31, 2010
Payroll and bonus	$3,181	$3,269
Workers’ compensation	3,149	3,078
Medical claims	1,148	1,639
Other taxes	1,599	495
Other	1,616	1,215

	$10,693	$9,696

Other taxes include sales and use, franchise and property taxes.

8.	Debt Obligations

On April 27, 2011, the Company entered into an Amended and Restated Revolving Credit and Security Agreement with PNC Bank, for itself and as agent for a group of lenders (Credit Facility). This Credit Facility replaced an existing facility that had a $97.5 million borrowing base and which matured on March 30, 2012 (Prior Facility). The Credit Facility, which matures April 27, 2016, provides for a borrowing base equal to $125 million, with a permitted increase of up to an additional $25 million for a maximum borrowing base of $150 million. On August 1, 2011, the accordion feature of the Credit Facility was exercised to add a new lender which increased the maximum capacity to $150 million. On September 29, 2011, we executed a First Amendment to the Credit Facility which permitted the auction as described in Note 6.

Amounts outstanding under the Credit Facility bear interest, depending upon facility usage, at either (i) the higher of the Federal Funds Open Rate plus 50 to 100 basis points or PNC Bank’s base commercial lending rate (4.0% at September 30, 2011) or (ii) LIBOR plus 225 to 275 basis points (2.7% at September 30, 2011). Interest on outstanding loans is due monthly for domestic rate loans and at the end of the relevant interest period for LIBOR loans. Depending upon our facility usage, we are assessed an unused line fee of 25 to 50 basis points on the available borrowing capacity. The available borrowing capacity was $76.5 million at September 30, 2011. There is a $10.0 million sublimit for letters of credit issued under the Credit Facility. We will incur a prepayment penalty if the Credit Facility is terminated prior to April 2014. As of September 30, 2011, we had a loan balance of $69.3 million under the Credit Facility, and an additional $4.2 million of the total capacity was utilized to support our letter of credit requirements.

In general, the Credit Facility is secured by substantially all of our assets. The forced liquidation value of our assets serving as collateral is determined at least annually by an independent appraisal, with adjustments for acquisitions and dispositions between appraisals. The Credit Facility contains affirmative and negative covenants and also provides for events of default typical for such an agreement. Among the affirmative covenants are requirements to maintain a specified tangible net worth. As of September 30, 2011, our actual tangible net worth was $194.3 million compared to the required minimum tangible net worth of $157.4 million. Among the negative covenants are restrictions on major corporate transactions, incurrence of indebtedness and amendments to our organizational documents. Events of default would include a change in control and any change in our operations or condition which has a material adverse effect. As of September 30, 2011, we were in compliance with all of our covenants.

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

In addition, the Company has entered into various equipment-specific financing agreements with various third-party financing institutions. The terms of these agreements range from 24 to 48 months. As of September 30, 2011 and December 31, 2010, the total outstanding balance under these arrangements was approximately $238,000 and $173,000, respectively, and is classified, according to payment date, in current portion of notes payable for equipment and long-term notes payable for equipment in the accompanying balance sheets. At September 30, 2011, the stated interest rate on these borrowings are zero percent.

9.	Commitments and Contingencies

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

10.	Stockholders’ Equity

At September 30, 2011, the number of authorized shares of common stock was 75,000,000 shares, of which 23,191,345 were outstanding, and 1,641,744 were reserved for future issuance through the Company’s equity based plans. The number of authorized shares of preferred stock was 100,000 shares at September 30, 2011. No shares of preferred stock were outstanding or reserved for future issuance.

On September 29, 2011, the Company’s Board of Directors approved the 2011 Union Drilling, Inc. Share Repurchase Program under which up to three million shares of the Company’s outstanding common stock may be repurchased. No shares were purchased during the three and nine months ended September 30, 2011. Subsequent to September 30, 2011 80,700 shares have been purchased at an average price, including commission, of $5.29.

11.	Earnings/(Loss) Per Common Share

Basic earnings per share is based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of stock options and restricted stock.

The following table presents a reconciliation of the numerators and denominators of basic earnings per share and diluted earnings per share computations as required by the Earnings Per Share Topic of the FASB Codification for

the three months ended September 30, 2011 when the Company’s stock compensation awards were not antidilutive (in thousands, except share and per share data):

Three Months Ended September 30, 2011
Net income	$617

Weighted average shares outstanding	23,191,345
Incremental shares from assumed conversion of stock options and RSU’s	57,900

Weighted average and assumed incremental shares	23,249,245

Earnings per share:
Basic	$0.03

Diluted	$0.03

Basic earnings per share have been computed by dividing net income by weighted average shares outstanding. Diluted earnings per share have been computed by dividing net income by weighted average and assumed incremental shares.

Because we incurred a net loss in the nine months ended September 30, 2011 and for the three and nine months ended September 30, 2010, basic and diluted loss per share for those periods were calculated as our net loss divided by the weighted average shares outstanding. Approximately 630,000 weighted average options and restricted stock units to purchase shares of our common stock were excluded from the computation of diluted loss per share for the nine months ended September 30, 2011 because the effect of including them would have been antidilutive. Similarly, during the three and nine months ended September 30, 2010, respectively, 282,000 and 302,000 options and restricted stock units were excluded from the computation of diluted loss per share because the effect of including them would have been antidilutive.

12.	Management Compensation

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

For the three and nine months ended September 30, 2011, the Company recorded stock-based compensation expense of $318,000 ($207,000, net of tax) and $990,000 ($655,000, net of tax), respectively, which is included in general and administrative expense. For the three and nine months ended September 30, 2010, the Company recorded stock-based compensation expense of $333,000 ($220,000 net of tax) and $922,000 ($600,000 net of tax), respectively. Total unamortized stock-based compensation was $3.2 million at September 30, 2011, and will be recognized over a weighted average service period of 3.3 years.

Stock options. Options typically vest over a three or four year period and, unless earlier exercised or forfeited, expire on the tenth anniversary of the grant date. A summary of stock option activity for the nine months ended September 30, 2011 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2011	929,091	$9.66
Exercised	9,000	$4.56

Outstanding at September 30, 2011	920,091	$9.69	6.3	$47,000

Options exercisable at September 30, 2011	631,194	$11.05	5.4	$46,000

No options were granted during the three and nine months ended September 30, 2011.

The weighted average fair value of options granted during the three and nine months ended September 30, 2010 was $4.00. The fair value of option grants is determined using the Black-Scholes option valuation model. The key input variables used in valuing these options were: risk free interest rate of 1.6%; stock price volatility of 77.1%; dividend yield of zero; and expected term of five years.

New shares of common stock are issued to satisfy options exercised. During the three and nine months ended September 30, 2011, zero and 9,000 options, respectively, were exercised. Cash received from the exercise of options for the nine months ended September 30, 2011 was $57,000. The total intrinsic value of options exercised during the nine months ended September 30, 2011 was $29,000.

A summary of options outstanding as of September 30, 2011, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Years of Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$3.80 to $9.89	462,436	7.4	$5.92	194,309	$5.46
$12.75 to $14.62	457,655	5.0	$13.50	436,885	$13.54

	920,091			631,194

Restricted stock awards. Restricted stock awards consist of restricted stock unit grants of our common stock and are time vested over three to seven years and for a certain award granted to our Chief Executive Officer (“CEO”) contain a performance requirement. We recognize compensation expense on a straight-line basis over the vesting period. The fair value of restricted stock awards is determined based on the closing price of our shares on the grant date. As of September 30, 2011, there was $4.8 million of total unrecognized compensation cost related to unvested restricted stock awards. The cost is expected to be recognized over a weighted average period of 4.2 years.

A summary of restricted stock unit activity for the nine months ended September 30, 2011 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2011	349,036	$13.65
Granted	44,000	$10.75

Outstanding at September 30, 2011	393,036	$13.33

Employee retirement plan

The Company has a 401(k) plan available to substantially all of its employees. Company contributions to the plan are discretionary. The Company made matching cash contributions of $105,000 and $279,000 for the three and nine months ended September 30, 2011, respectively, and $74,000 and $234,000 during the three and nine months ended September 30, 2010.

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

At September 30, 2011 and December 31, 2010, the threshold amounts were $45.8 million and $42.6 million, respectively. These amounts are determined based upon cash invested in UDC (and invested by UDC in the Company’s stock) plus a compounded annual return of 10% less cash returned to investors. During the three and nine months ended September 30, 2011, $92,000 and $40,000, respectively, of compensation cost reversals were recognized. During the three and nine months ended September 30, 2010, $8,000 and $28,000, respectively, of compensation cost reversals were recognized. The compensation cost reversals for the three and nine months ended September 30, 2011 and September 30, 2010 were a result of the decrease in the market value of the Company’s stock prices. These amounts were classified as general and administrative expense.

The defined participants in this arrangement would be entitled to up to 22.5% of the value realized in excess of the threshold amount. The only participant employed by the Company is our CEO who is entitled to approximately 1% of the 22.5% or 0.225%.

13.	Income Taxes

Income tax benefit for the three and nine months ended September 30, 2011 was $400,000 and $2.9 million, respectively, which is an effective rate of (184.3)% and 28.3%, respectively, of pre-tax book income (loss). These rates differ from the statutory rate of 35% primarily due to state income taxes, permanent book/tax differences such as those associated with the 50% deduction limitation on per diem payments for meals, and non-cash compensation. Income tax benefit for the three and nine months ended September 30, 2010 was $2.1 million and $8.9 million, respectively, which is an effective rate of 32.6% and 36.2%, respectively, of pre-tax book loss.

At September 30, 2011 and December 31, 2010, we had zero and $239,000, respectively, of unrecognized tax benefits, of which $155,000, would have affected our effective tax rate if recognized at December 31, 2010.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2011	$239
Increases for tax positions taken in prior years	—
Reductions for tax positions taken in prior years	—
Increases for tax positions taken in current year	—
Settlements with taxing authorities	(239)

Balance at September 30, 2011	$—

Interest and penalties related to uncertain tax positions are classified as interest expense and general and administrative costs, respectively. During the three and nine months ended September 30, 2011, the Company recognized interest cost reversals of $22,500 and $17,500 in interest expense, respectively, related to unrecognized tax benefits. During the three and nine months ended September 30, 2010, the Company recognized $2,000 and $6,000 in interest expense, respectively, related to unrecognized tax benefits. As of September 30, 2011 and December 31, 2010, the Company had zero and $17,500, respectively, of interest and penalties accrued in relation to uncertain tax positions.

The Company reclassified its uncertain tax positions, during the three months ended September 30, 2011, from Other long term liabilities to Accrued expenses and other liabilities. The adjustment was the result of settlement negotiations with the State of Texas regarding certain disputed deductions related to the state franchise tax calculation. The Company expects to pay the amount that had been previously accrued, in the fourth quarter of 2011. An adjustment to reverse previously accrued interest, which the Company expects to be waived, was also recorded.

The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions. The tax years 2006 through 2010 remain open to examination by the major taxing jurisdictions to which we are subject. In addition, tax years 1999, 2000, 2002 and 2003 remain open due to utilized losses in some jurisdictions in subsequent years.

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

We commenced operations in 1997 with 12 drilling rigs and related equipment acquired from an entity providing contract drilling services under the name “Union Drilling.” Through a combination of acquisitions and new rig construction, we increased the size of our fleet to 71 marketed land drilling rigs. However, in September 2011, we made the decision, in an effort to better align our rig fleet with the growing part of the market (deep horizontal shale drilling), to auction 31 of our older, smaller rigs that have had minimal utilization over the past several years. Of these 31 rigs, 19 were marketed rigs while 12 were decommissioned rigs. Also, in September 2011, we sold a rig in a private transaction. Accordingly, our marketed rig fleet at September 30, 2011 contains 51 land drilling rigs, demonstrating our commitment to provide premium, modern rigs and experienced, knowledgeable crews to the major and large independent E&P companies.

We continue to enhance our fleet of drilling rigs with technological capabilities through upgrades, acquisitions or new rig construction in order to improve drilling productivity and reduce total well costs for our customers. Currently, we have four additional new build rigs under construction that are expected to be deployed over the next six months under term contracts, which will bring our marketed rig fleet to 55 rigs. At various times, we also remove rigs from our marketed fleet, and the components are sold or made available for use on our other rigs.

With regard to the auction of certain of our older smaller rigs, the carrying amount of the equipment was $6.3 million at September 30, 2011, and the associated revenues were less than 2% and 6% of total revenue, for the nine months ended September 30, 2011 and 2010, respectively. The auction is scheduled for December 2011, and proceeds will be used to reduce outstanding borrowings under the Credit Facility.

Because the drilling rigs meet the held for sale criteria as of September 30, 2011, we are required to present such assets, on a rig by rig basis, at the lower of carrying amount or fair value less anticipated costs to sell. This resulted in six rigs, with a carrying value of $1,619,000 and a fair value less anticipated costs to sell of $811,000 being impaired at an aggregate $808,000 which was recorded during the three and nine months ended September 30, 2011. The impairment has been shown as a separate line item in the accompanying statement of operations. The estimated fair value, less anticipated cost to sell (Level 3 within the fair value hierarchy) was based on market data from recent sales of similar equipment. Actual proceeds from the auction may differ from these estimated values, and additional losses could result.

Key Indicators of Financial Performance for Management

Key performance measurements in our industry are rig utilization, revenue per revenue day and operating expenses per revenue day. Revenue days for each rig are days when the rig is earning revenues under a contract, which is usually a period from the date the rig begins moving to the drilling location until the rig is released from the contract. We compute rig utilization rates by dividing revenue days by total available days during a period. Total available days are the number of calendar days during the period that we have owned and marketed the drilling rig.

The following table summarizes management’s key indicators of financial performance for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue days	3,868	3,470	10,847	8,911
Average number of marketed rigs	70.8	71.0	70.9	71.0
Marketed rig utilization rates	59.4%	53.1%	56.0%	46.0%
Revenue per revenue day	$17,255	$14,994	$16,840	$15,079
Operating expenses per revenue day	$11,754	$11,505	$12,165	$11,607
Drilling margin per revenue day	$5,501	$3,489	$4,675	$3,472
EBITDA (in thousands)	$14,745	$6,221	$30,268	$13,557

Our business is substantially dependent on and affected by the level of U.S. land-based oil and natural gas exploration and development activity. Beginning in 2010, we experienced improvement in our marketed rig utilization rates as well as improvement in our revenue per revenue day due to upgrades in our drilling fleet driven by a shift to oil drilling and relatively stable demand for natural gas drilling in shale plays. Our operating expenses per revenue day have also increased due to higher wages and headcount across certain of our markets, as well as an enhanced focus on safety initiatives.

Average number of marketed rigs represents the average number of rigs we owned and marketed during the period. On September 15, 2011, we sold a marketed rig in a private transaction. Additionally, on September 29, 2011 we received approval from our bank group to auction 19 of our marketed rigs, which decreased the number of our marketed rigs at September 30, 2011 to 51.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Calculation of EBITDA:
Net income (loss)	$617	$(4,443)	$(7,413)	$(15,755)
Impairment charge	808	—	808	—
Interest expense, net	392	287	1,059	712
Income tax benefit	(400)	(2,146)	(2,926)	(8,928)
Depreciation and amortization	13,328	12,523	38,740	37,528

EBITDA	$14,745	$6,221	$30,268	$13,557

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Calculation of drilling margin:
Operating income (loss)	$122	$(6,421)	$(10,364)	$(24,288)
Depreciation and amortization	13,328	12,523	38,740	37,528
Impairment charge	808	—	808	—
General and administrative	7,023	6,004	21,523	17,694

Drilling margin	$21,281	$12,106	$50,707	$30,934

Revenue days	3,868	3,470	10,847	8,911

Drilling margin per revenue day	$5,501	$3,489	$4,675	$3,472

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

Accounts receivable. We evaluate the creditworthiness of our customers based on their financial information, if available; information obtained from major industry suppliers, and our past experiences, if any, with the customer. In some instances, we require new customers to make prepayments. We typically invoice our customers semimonthly during the performance of daywork contracts and upon completion of the contract, with payment due within 30 days. Our allowance for doubtful accounts was $153,000 at September 30, 2011 and December 31, 2010. Any allowance established is subject to judgment and estimates made by management. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, our assessment of our customers’ current abilities to pay obligations to us and the condition of the general economy and the oil and gas industry as a whole. We recorded $219,000 of bad debt expense for the three and nine months ended September 30, 2011, and $77,000 and $90,000 for the three and nine months ended September 30, 2010. We write off specific accounts receivable when we determine they are uncollectible. During the three and nine months ended September 30, 2011, we wrote off $219,000 of accounts receivable for one customer. During the nine months ended September 30, 2010, we wrote off $1.3 million of previously reserved accounts receivable for one customer.

At September 30, 2011 and December 31, 2010, our unbilled receivables totaled $1.1 million and $1.4 million, respectively, all of which relates to the revenue recognized, but not yet billed, on contracts in progress at September 30, 2011 and December 31, 2010, respectively. The $308,000 decrease in unbilled receivables at September 30, 2011 compared to December 31, 2010 is due to the timing of progress billings.

Asset Impairments. We assess the impairment of long-lived assets whenever events or circumstances indicate that the asset’s carrying value may not be recoverable. Factors that could trigger an impairment review would be any significant negative trends in the industry or the general economy, our contract revenue rates, our rig utilization rates, cash flows generated from operating our drilling rigs, existence of term drilling contracts, current and future oil and natural gas prices, our customers’ access to capital and the trends in the price of used drilling equipment observed by our management. If a review of our long-lived assets indicates that our carrying value exceeds the estimated undiscounted future cash flows, an impairment charge is made to adjust the carrying value to the estimated fair value, or fair value less the cost to sell for assets classified as held for sale. Cash flows are estimated by management considering factors such as expectations of future industry trends and the impact on dayrates, utilization and operating expenses; historical performance of the asset; the remaining expected life of the asset; any cash investment required to make the asset more marketable; suitability, specification and size of the rig; terminal value; as well as overall competitive dynamics. Use of different assumptions could result in an impairment charge different from that reported.

For the three and nine months ended September 30, 2011, we recorded $808,000 of impairment related to the planned auction of certain of our older, smaller rigs; see Company Overview for further details. For the three and nine months ended September 30, 2010, no impairments were required.

Depreciation. We provide for depreciation of our drilling rigs, transportation and other equipment on a straight line method over useful lives that we have estimated ranging from two to 12 years. Unlike depreciation based on units-of-production, our approach to depreciation does not change when equipment becomes idle or when utilization changes. We continue to depreciate idled equipment on a straight-line basis despite the fact that our revenues and operating costs may vary with changes in utilization levels. Equipment that is classified as held for sale is no longer depreciated. Our estimates of the useful lives of our drilling, transportation and other equipment are based on our experience in the drilling industry with similar equipment.

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

Accrued workers’ compensation. The Company accrues for costs under its workers’ compensation insurance program in accrued expenses and other liabilities. We have a deductible of $100,000 per covered accident under our workers’ compensation insurance. Our insurance policies require us to maintain letters of credit to collateralize incurred and future deductible payments. As of September 30, 2011 and December 31, 2010, we satisfied this requirement with letters of credit totaling $4.2 million and $4.3 million, respectively. We accrue for these costs as claims are incurred based on cost estimates established for each claim by the insurance companies providing the administrative services for processing the claims, including an estimate for incurred but not reported claims, claims paid directly by us, administrative costs associated with these claims and our historical experience with these types of claims. In addition, if needed, we accrue the estimated workers’ compensation premium payable to Ohio, a monopolistic state, when our rigs work in that state.

Stock-based compensation. Compensation cost resulting from share-based payment awards are measured at fair value and recognized in general and administrative expense on a straight line basis over the requisite service period for the entire award. The amount of compensation cost recognized at any date is at least equal to the portion of the grant-date value of the award that is vested at that date. For the three and nine months ended September 30, 2011, the Company recorded stock-based compensation expense of $318,000 ($207,000, net of tax) and $990,000 ($655,000, net of tax), respectively. For the three and nine months ended September 30, 2010, the Company recorded stock-based compensation expense of $333,000 ($220,000 net of tax) and $922,000 ($600,000 net of tax), respectively. Total unamortized stock-based compensation was $3.2 million at September 30, 2011, and will be recognized over a weighted average service period of 3.3 years.

The fair value of stock options granted is estimated using the Black-Scholes option valuation model based on assumptions for the risk-free interest rate, expected life of the option, dividend yield and volatility of our stock price. Volatility is based upon price performance of the Company and its stock price. No stock options were granted during the three and nine months ended September 30, 2011, and 75,000 stock options were granted during the three and nine months ended September 30, 2010. The fair value of restricted stock or restricted stock units is the closing market price of the Company’s stock on the award grant date. During the three and nine months ended September 30, 2011, zero and 44,000 restricted stock units were granted, respectively. During the nine months ended September 30, 2010, 50,000 restricted stock units were granted. No restricted stock units were granted during the three months ended September 30, 2010.

New shares of common stock are issued to satisfy options exercised. Cash received from the exercise of options during the three and nine months ended September 30, 2011 was zero and $57,000, respectively. During the three and nine months ended September 30, 2010, zero and $225,000 was received from the exercise of options, respectively. Any tax benefit realized from stock option exercises is included as a cash inflow from financing activities on the condensed statements of cash flows.

Results of Operations

Our operations primarily consist of drilling oil or natural gas wells for our customers under either daywork contracts and, to a much lesser extent, footage contracts. Contract terms we offer generally depend on the complexity and risk of operations, the on-site drilling conditions, the type of equipment used, the anticipated duration of the work to be performed and the overall demand for rigs in our markets. Our contracts generally provide for the drilling of a specified number of wells or a specific period of time for which the rig will be under contract.

Statements of Operations Analysis

The following table provides selected information about our operations for the three and nine months ended September 30, 2011 and 2010 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$66,744	$52,028	$182,663	$134,366
Operating expenses	45,463	39,922	131,956	103,432
Depreciation and amortization	13,328	12,523	38,740	37,528
Impairment charge	808	—	808	—
General and administrative expense	7,023	6,004	21,523	17,694
Interest expense, net	392	287	1,059	712
Other income (loss) and gain on disposal of assets	487	119	1,084	317
Income tax benefit	(400)	(2,146)	(2,926)	(8,928)

Revenues. Our revenues increased by $14.7 million, or 28%, in the three months ended September 30, 2011 compared to the same period in 2010. This increase in revenues was attributable to the increase in our marketed rig utilization and dayrates.

The $48.3 million, or 36%, increase in revenues for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was also due to the increase in our marketed rig utilization and dayrates.

Operating expenses. Our operating expenses during the three and nine months ended September 30, 2011 compared to the same periods in 2010 increased $5.5 million, or 14%, and $28.5 million, or 28%, respectively. The increase in operating expenses was primarily due to the increase in marketed rig utilization as well as an increase in operating costs due to increased employment costs and increased rig maintenance costs.

Depreciation and amortization. The increase in depreciation and amortization expense during the three and nine months ended September 30, 2011 compared to the same period in 2010 was due to the increase in depreciable assets, resulting from rig acquisitions and capital equipment upgrades that enhanced our fleet capabilities.

Impairment. The increase in impairment during the three and nine months ended September 30, 2011 compared to the same period in 2010 was due to the decision to auction certain of our older, smaller rigs as more fully described in the Company Overview.

General and administrative expenses. Our general and administrative expenses during the three months ended September 30, 2011 compared to the same period in 2010 increased $1.0 million or 17%. The increase in general and administrative expenses was primarily attributable to higher employment costs due to increased headcount, costs associated with hosting and administrative support for our new information system, and an increase related to a $219,000 write off of bad debt.

The $3.8 million, or 22%, increase in general and administrative expense for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 is primarily attributable to higher employment costs due to increased headcount, hosting and administrative support for our new information system as well as onetime costs related to post production support for our new information system, increased training expense and property taxes.

Interest expense, net. The increase in interest expense for the three and nine months ended September 30, 2011 compared to the same periods in 2010 was primarily attributable to the increase in the average balance of our revolving credit facility.

Other income and gain (loss) on disposal of assets. Other income and gain on disposal of assets increased by $368,000 and $767,000, for the three and nine months ended September 30, 2011, respectively, compared to same periods in 2010, are due to net gains on the sale of a marketed rig in a private transaction, as well as disposition of drillpipe, collars and other assets during 2011 compared to 2010.

Income tax benefit. The decrease in income tax benefit for the three and nine months ended September 30, 2011, as compared to the same periods in 2010, was primarily due to the decrease in pre-tax loss in 2011 and our effective income tax rate. Our effective income tax rate of (184)% and 28% for the three and nine months ended September 30, 2011, respectively, differs from the federal statutory rate of 35% due to the change in net income (loss) before tax, state income taxes and permanent book/tax differences such as those associated with the 50% deduction limitation on per diem meals expense and stock-based compensation.

Liquidity and Capital Resources

Our operations have historically generated sufficient cash flow to meet our requirements for debt service and equipment expenditures (excluding major business and asset acquisitions). Cash flow provided by operating activities during the first nine months of 2011 was $25.9 million compared to $22.4 million during the first nine months of 2010. This increase in cash flow from operating activities was primarily due to the decreases in net loss and benefit for deferred taxes. Our cash flow from operations was primarily used to invest in new machinery and equipment. During the first nine months of 2011 and 2010, cash used in investing activities totaled $65.4 million and $49.7 million, respectively.

Cash flow provided by financing activities was $39.5 million in the first nine months of 2011, compared to $27.3 million of cash flow used in financing activities for the first nine months of 2010.

We believe cash generated by our operations and our ability to borrow the currently unused portion of our revolving credit facility of $76.5 million at September 30, 2011, after reductions for approximately $4.2 million outstanding letters of credit, should allow us to meet our routine financial obligations for the foreseeable future.

Sources of Capital Resources

Our rig fleet has grown from 12 rigs in 1997 to 51 marketed rigs at September 30, 2011. We have financed this growth with a combination of debt and equity financing, as well as operating cash flows. At September 30, 2011, our total debt to total capital was 26%.

See Note 8 “Debt Obligations” of the financial statements for information on the Company’s debt agreements as sources of capital resources, such information being incorporated herein by reference.

Uses of Capital Resources

For the three and nine months ended September 30, 2011 and 2010, the additions to our property and equipment consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Land and buildings	$157	$—	$2,224	$—
Drilling and related equipment	28,555	13,187	65,817	49,170
Vehicles	487	190	1,933	201
Information systems	336	1,085	481	2,050
Property and equipment additions	29,535	14,462	70,455	51,421

Plus adjustments for non-cash transactions:
Cash paid in current period for prior period accruals	2,869	7,107	2,616	1,086
Current period accruals	(6,100)	(1,946)	(6,100)	(1,946)

Cash used for purchases of machinery and equipment	$26,304	$19,623	$66,971	$50,561

For the three months ended September 30, 2011, additions to drilling equipment included $13.1 million for the initial purchase and construction of two 1,500 hp electric drilling rigs. Additionally, the Company invested $5.9 million in upgrades and initial construction costs for two 1,000 hp mechanical rigs. Other capital additions for the three months ended September 30, 2011 included rig enhancements, such as top drives, mud pumps and drawworks, as well as drillpipe and other capital additions.

During the nine months ended September 30, 2011, additions to drilling equipment included $41.6 million, of which $23.6 million related to the initial construction of four new builds. Additionally, the Company purchased a 1,000 hp mechanical rig for an aggregate price of $6.6 million, which was deployed in the second quarter and invested $1.5 million in upgrades for a new rig that was deployed during the third quarter. During the nine months ended September 30, 2011, the Company also purchased office buildings, rig yards and surrounding land in West Texas and Arkansas for $800,000 and $1.2 million, respectively.

For the three months ended September 30, 2010, additions to drilling equipment included $7.7 million for the purchase and upgrade of a 1,000 hp electrical rig and an additional $1.0 million of upgrades for two 1,000 hp mechanical rigs purchased in the first half of 2010. For the nine months ended September 30, 2010, three rigs and related upgrades were added for a total cost of $18.7 million. Other capital additions for the nine months ended September 30, 2010 included rig enhancements, such as top drives and pad drilling packages, as well as drillpipe and other capital maintenance.

Working Capital

Our working capital was $10.7 million and $11.6 million at September 30, 2011 and December 31, 2010, respectively. Our current ratio, which we calculate by dividing our current assets by our current liabilities, was 1.4 at September 30, 2011 compared to 1.5 at December 31, 2010.

The changes in the components of our working capital were as follows (in thousands):

	September 30, 2011	December 31, 2010	Change
Cash and cash equivalents	$7	$4	$3
Accounts receivable	36,022	29,901	6,121
Inventories	1,067	1,252	(185)
Income tax recoverable	368	1,023	(655)
Prepaid expenses, deposits and other receivables	1,353	2,112	(759)
Deferred taxes	1,081	1,186	(105)

Current assets	39,898	35,478	4,420

Accounts payable	18,002	13,076	4,926
Current portion of notes payable for equipment	138	173	(35)
Financed insurance premiums	165	909	(744)
Customer advances	200	—	200
Accrued expenses and other liabilities	10,693	9,696	997

Current liabilities	29,198	23,854	5,344

Working capital	$10,700	$11,624	$(924)

The $6.1 million increase in accounts receivable at September 30, 2011 compared to December 31, 2010 was primarily due to increased revenues and timing of customer receipts.

The $4.9 million increase in accounts payable at September 30, 2011 compared to December 31, 2010 was primarily due to an increase in operating and general and administrative expenses, as well as timing of payments for capital expenditures.

Accrued expenses and other liabilities increased $1.0 million at September 30, 2011 compared to December 31, 2010 primarily due to accrued property tax and bonus expense, which are paid annually.

Long-term Debt

Our long-term debt consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Revolving credit facility	$69,295	$30,054
Long-term notes payable for equipment	100	—

	$69,395	$30,054

Contractual Obligations

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

We are subject to market risk exposure related to changes in interest rates on our revolving credit facility, which provides for interest on borrowings at a floating rate. At September 30, 2011, we had $69.3 million outstanding debt on our revolving credit facility. Assuming no change in the net principal balance, a hypothetical increase or decrease of 100 basis points in the interest rate would have a corresponding decrease or increase in our annual pre-tax income of approximately $693,000.

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

As of September 30, 2011, an evaluation was carried out under the supervision and with the participation of our management, including the CEO and the CFO, of the effectiveness of the design and operation of our disclosure controls. Based upon that evaluation, the CEO and the CFO concluded that, as of such date, the design and operation of these disclosure controls were effective to accomplish their objectives at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Refer to Note 9 “Commitments and Contingencies” of the financial statements for information on legal proceedings, such information being incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There have been no material changes during the quarter ended September 30, 2011 in our “Risk Factors” as discussed in detail in our 2010 Annual Report on Form 10-K. The risks described in our Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may, especially in a volatile economic environment, materially adversely affect our business, financial condition and/or operating results.

Items 2, 3, 4 and 5 are not applicable and have been omitted.

ITEM 6.	EXHIBITS

A list of the exhibits required by Item 601 of Regulation S-K to be filed as a part of this report is set forth in the Index to Exhibits on page 27, which immediately precedes such exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNION DRILLING, INC.

Dated: October 31, 2011	/s/ Tina L. Castillo
Tina L. Castillo
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

UNION DRILLING, INC.

INDEX TO EXHIBITS

Exhibit Number		Description

3.1	—	Form of Amended and Restated Certificate of Incorporation of Union Drilling (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 (File No. 333-127525) filed on August 15, 2005).

3.2	—	Form of Amended and Restated Bylaws of Union Drilling (incorporated by reference to Exhibit 3.1 to our Form 8-K (File No. 000-51630) filed on August 9, 2007).

31.1*	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.**

31.2*	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.**

32.1*	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.**

32.2*	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.**

101	—	Financial statements from the quarterly report on Form 10-Q of Union Drilling, Inc. for the quarter ended September 30, 2011, filed October 31, 2011, formatted in XBRL; (i) the Condensed Statements of Operations, (ii) Condensed Balance Sheets, (iii) Condensed Statement of Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows and (v) the Notes to Condensed Financial Statements tagged as blocks of text.***

*	Filed with this Report.
**	This Certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. This Certification shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, whether made before or after the date hereof, except to the extent that the Company specifically incorporates it by reference.
***	The XBRL-related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.