Form 10-Q
period 2012-03-31
UNION DRILLING INC
filed 2012-05-03
CIK 1133260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 1, 2012, there were 25,228,816 shares of common stock, par value $0.01 per share, of the registrant issued and 21,914,946 shares outstanding.

UNION DRILLING, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Union Drilling, Inc.

Condensed Balance Sheets

(in thousands, except share data)

	March 31, 2012	December 31, 2011
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$7	$7
Accounts receivable (net of allowance for doubtful accounts of $1,270 and $1,409 at March 31, 2012 and December 31, 2011, respectively)	41,350	45,387
Inventories	782	832
Income tax recoverable	302	368
Prepaid expenses, deposits and other receivables	1,990	3,027
Deferred taxes	1,239	1,239

Total current assets	45,670	50,860

Intangible assets (net of accumulated amortization of $1,296 and $1,221 at March 31, 2012 and December 31, 2011, respectively)	904	979
Property, buildings and equipment (net of accumulated depreciation of $222,561 and $212,173 at March 31, 2012 and December 31, 2011, respectively)	296,399	289,429
Other assets	686	743

Total assets	$343,659	$342,011

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$19,229	$21,513
Current portion of notes payable for equipment	287	120
Financed insurance premiums	771	1,057
Accrued expenses and other liabilities	9,252	10,811

Total current liabilities	29,539	33,501

Revolving credit facility	81,551	67,813
Long-term notes payable for equipment	123	70
Deferred taxes	42,404	42,972

Total liabilities	153,617	144,356

Stockholders’ equity:
Common stock, par value $.01 per share; 75,000,000 shares authorized; 25,228,816 shares issued both at March 31, 2012 and December 31, 2011	252	252
Additional paid in capital	172,781	172,465
Retained earnings	33,614	35,828
Treasury stock; 3,114,291 and 2,080,700 shares at March 31, 2012 and December 31, 2011, respectively	(16,605)	(10,890)

Total stockholders’ equity	190,042	197,655

Total liabilities and stockholders’ equity	$343,659	$342,011

See accompanying notes to condensed financial statements.

Union Drilling, Inc.

Condensed Statements of Operations

(Unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2012	2011
Revenues
Total revenues	$64,620	$55,995

Cost and expenses
Operating expenses	47,788	42,575
Depreciation and amortization	12,217	12,608
General and administrative	7,512	7,253

Total cost and expenses	67,517	62,436

Operating loss	(2,897)	(6,441)

Interest expense	(450)	(387)
Gain on disposal of assets	320	196
Other income	175	86

Loss before income taxes	(2,852)	(6,546)
Income tax benefit	(638)	(1,949)

Net loss	$(2,214)	$(4,597)

Loss per common share:
Basic	$(0.10)	$(0.20)

Diluted	$(0.10)	$(0.20)

Weighted-average common shares outstanding:
Basic	23,114,046	23,183,628

Diluted	23,114,046	23,183,628

See accompanying notes to condensed financial statements.

Union Drilling, Inc.

Condensed Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended March 31,
	2012	2011
Operating activities:
Net loss	$(2,214)	$(4,597)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,217	12,608
Amortization of stock-based compensation expense	316	395
Provision for doubtful accounts	42	—
Gain on disposal of assets	(320)	(196)
(Benefit) provision for deferred taxes	(568)	(1,800)
Changes in operating assets and liabilities:
Accounts receivable	3,995	(3,480)
Inventories	50	11
Prepaid and other assets	1,159	111
Accounts payable	(2,665)	(291)
Accrued expenses and other liabilities	(1,558)	(763)

Cash flow provided by operating activities	10,454	1,998

Investing activities:
Purchases of machinery and equipment	(19,755)	(11,834)
Proceeds from sale of machinery and equipment	483	246

Cash flow used in investing activities	(19,272)	(11,588)

Financing activities:
Borrowings on line of credit	82,653	63,829
Repayments on line of credit	(68,915)	(55,072)
Cash overdrafts	862	1,115
Borrowings - other debt	250	—
Repayments - other debt	(317)	(320)
Exercise of stock options	—	41
Purchases of treasury stock	(5,715)	—

Cash flow provided by financing activities	8,818	9,593

Net increase in cash	—	3
Cash and cash equivalents at beginning of period	7	4

Cash and cash equivalents at end of period	$7	$7

See accompanying notes to condensed financial statements.

Union Drilling, Inc.

Condensed Statement of Stockholders’ Equity

(Unaudited, in thousands, except share data)

	Common Stock		Additional Paid In Capital	Retained Earnings	Treasury Stock	Total
	Shares	$
Balance at January 1, 2012	23,148,116	$252	$172,465	$35,828	$(10,890)	$197,655
Share based compensation	—	—	316	—	—	316
Purchase of treasury stock	(1,033,591)	—	—	—	(5,715)	(5,715)
Net loss	—	—	—	(2,214)	—	(2,214)

Balance at March 31, 2012	22,114,525	$252	$172,781	$33,614	$(16,605)	$190,042

See accompanying notes to condensed financial statements.

UNION DRILLING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

1.	Business and Basis of Presentation

Union Drilling, Inc. (“Union Drilling,” “Company” or “we”) provides contract land drilling services and equipment to oil and natural gas producers in the United States. The accompanying unaudited condensed financial statements relate solely to the accounts of Union Drilling, Inc. The interim period condensed financial statements, including the notes thereto, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results for a full year.

These interim period condensed financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

For all periods reported, other comprehensive income (loss) equals net income (loss).

To conform to the presentation of the March 31, 2012 statement of cash flows, certain balances have been reclassified on the comparative March 31, 2011 statement.

2.	Recent Accounting Pronouncements

In May 2011, ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs was issued. ASU No. 2011-04 is intended to create consistency between U.S. GAAP and International Financial Reporting Standards (“IFRS”) on the definition of fair value, how to measure fair value, and what to disclose about fair value measurements. Effective January 1, 2012, we adopted ASU No. 2011-04 which did not have an impact to our financial position or results of operation.

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

We use the following methods and assumptions in estimating our fair value disclosures for financial instruments. The carrying amount of cash and cash equivalents approximates fair value due to the short-term maturity of these instruments. For accounts and other receivables, accounts payable, financed insurance premiums and accrued liabilities, we believe that recorded amounts approximate fair value due to the relatively short maturity period. Further, the pricing mechanisms in our debt agreements combined with the short-term nature of the equipment financing arrangements result in the carrying values of these obligations approximating their respective fair values.

We do not have any financial instruments for which estimates of fair value disclosures utilize Level 3 inputs.

4.	Accounts Receivable

Accounts receivable consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Billed receivables	$38,265	$45,320
Unbilled receivables	4,622	1,743
Reserve for sales credits	(267)	(267)

Total receivables	42,620	46,796
Allowance for doubtful accounts	(1,270)	(1,409)

Net receivables	$41,350	$45,387

Unbilled receivables represent recorded revenue for contract drilling services performed that is billable by the Company at future dates based on contractual terms, and is anticipated to be billed and collected in the quarter following the balance sheet date. The increase in unbilled receivables at March 31, 2012 is due to timing of billings.

At March 31, 2012, approximately $4.0 million of invoices were under dispute; we believe that our current reserve adequately provides for such disputes, as well as any other potential write-offs related to outstanding amounts at March 31, 2012.

5.	Related Party Transactions

On March 9, 2012, we entered into a six month drilling contract with Jones Energy, Ltd. (“Jones”), an entity in which, Metalmark Capital, our majority shareholder, also has an ownership interest. Further, two managing directors of Metalmark Capital, are members of our Board of Directors and also serve on Jones’ Board of Directors. This drilling contract resulted in $286,000 of revenue for the three months ended March 31, 2012. The related accounts receivable balance with Jones at March 31, 2012 was $286,000.

6.	Property, Buildings and Equipment

Major classes of property, buildings and equipment are as follows (in thousands):

	March 31, 2012	December 31, 2011
Land	$1,935	$1,935
Buildings	2,921	2,921
Drilling equipment	457,205	448,715
Vehicles	13,791	12,484
Furniture and fixtures	190	190
Computer equipment	3,786	3,786
Leasehold improvements	126	126
Construction in progress	39,006	31,445

	518,960	501,602
Accumulated depreciation	(222,561)	(212,173)

	$296,399	$289,429

During January 2012, the Company made an initial payment of $5.1 million for the purchase and construction of a 1,000 hp electric drilling rig, with an expected delivery date of September 15, 2012. Other capital additions for the three months ended March 31, 2012 included partial payments toward four rigs currently under construction, as well as other rig upgrades and capital additions. During the three months ended March 31, 2012 and 2011, we capitalized $259,000 and $63,000, respectively, of interest costs incurred during the construction periods of certain drilling equipment.

7.	Accrued Expenses and Other Liabilities

A detail of accrued expenses and other liabilities is as follows (in thousands):

	March 31, 2012	December 31, 2011
Payroll and bonus	$2,485	$3,900
Workers’ compensation	2,564	2,373
Medical claims	1,402	1,099
Deferred Revenue	857	1,925
Other taxes	730	483
Other	1,214	1,031

	$9,252	$10,811

Other taxes include sales and use, franchise and property taxes.

8.	Debt Obligations

On April 27, 2011, we entered into an Amended and Restated Revolving Credit and Security Agreement with PNC Bank, for itself and as agent for a group of lenders (Credit Facility). The Credit Facility, matures April 27, 2016, and provides for a borrowing base equal to $150 million. Amounts outstanding bear interest, depending upon facility usage, at either (i) the higher of the Federal Funds Open Rate plus 50 to 100 basis points or PNC Bank’s base commercial lending rate (4.0% at March 31, 2012) or (ii) LIBOR plus 225 to 275 basis points (2.75% at March 31, 2012). Interest on outstanding loans is due monthly for domestic rate loans and at the end of the relevant interest period for LIBOR loans. Depending upon our facility usage, we are assessed an unused line fee of 25 to 50 basis points on the available borrowing capacity, which was $64.2 million at March 31, 2012. There is a $10.0 million sublimit for letters of credit issued under the Credit Facility. We will incur a prepayment penalty if the Credit Facility is terminated prior to April 2014. As of March 31, 2012, we had a loan balance of $81.6 million under the Credit Facility, and an additional $4.2 million of the total capacity was utilized to support our letter of credit requirements.

In general, the Credit Facility is secured by substantially all of our assets. The forced liquidation value of our assets serving as collateral is determined at least annually by an independent appraisal, with adjustments for acquisitions and dispositions between appraisals. The Credit Facility contains affirmative and negative covenants and also provides for events of default typical for such an agreement. Among the affirmative covenants are requirements to maintain a specified tangible net worth. As of March 31, 2012, our actual tangible net worth was $189.1 million compared to the required minimum tangible net worth of $158.5 million. Among the negative covenants are restrictions on major corporate transactions, incurrence of indebtedness and amendments to our organizational documents. Events of default would include a change in control and any change in our operations or condition which has a material adverse effect. As of March 31, 2012, we were in compliance with all of our covenants.

We use our Credit Facility to pay for rig acquisitions and for working capital requirements and may also be used by the Company, subject to certain conditions, to repurchase its common stock and/or pay a cash dividend. See Note 10 for discussion of our share repurchase program.

In addition, the Company has entered into various equipment-specific financing agreements with various third-party financing institutions. The terms of these agreements range from 24 to 48 months. As of March 31, 2012 and December 31, 2011, the total outstanding balance under these arrangements was approximately $410,000 and

$190,000, respectively, and is classified, according to payment date, in current portion of notes payable for equipment and long-term notes payable for equipment in the accompanying balance sheets. At March 31, 2012, the stated interest rates on these borrowings are zero percent.

9.	Commitments and Contingencies

From time to time, we are a party to claims, litigation or other legal or administrative proceedings that we consider to arise in the ordinary course of our business. While no assurances can be given regarding the outcome of these or any other pending proceedings, or the ultimate effect such outcomes may have, we do not believe we are a party to any legal or administrative proceedings which, if determined adversely to us, individually or in the aggregate, would have a material effect on our financial position, results of operations or cash flows. Management believes that there are adequate levels of insurance necessary to cover business risk.

As of March 31, 2012, we have agreements with Integrated Drilling Equipment Holdings, Inc. for the construction of three new electric rigs and the remaining commitment associated with the rigs and related equipment is approximately $32.0 million.

10.	Stockholders’ Equity

At March 31, 2012, the number of authorized shares of common stock was 75,000,000 shares, of which 22,114,525 were outstanding, and 1,000,000 were reserved for future issuance through the Company’s equity based compensation plans. The number of authorized shares of preferred stock was 100,000 shares at March 31, 2012. No shares of preferred stock were outstanding or reserved for future issuance.

In September 2011, the Company’s Board of Directors approved the 2011 Union Drilling, Inc. Share Repurchase Program under which up to three million shares of the Company’s outstanding common stock may be repurchased. For the three months ended March 31, 2012, 1,033,591 shares were purchased at an average price, including commission, of $5.53. Additionally, since April 1, 2012, we purchased 199,579 shares of our common stock through May 1, 2012.

11.	Loss Per Common Share

Because we incurred a net loss in the three months ended March 31, 2012 and 2011, basic and diluted loss per share for each period were calculated as our net loss divided by the weighted average shares outstanding. Approximately 451,000 and 623,000 weighted average stock options and restricted stock units to purchase shares of our common stock were excluded from the computation of diluted loss per share for the three months ended March 31, 2012 and 2011, respectively, because the effect of including them would have been antidilutive.

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

For the three months ended March 31, 2012 and 2011, the Company recorded stock-based compensation expense of $323,000 ($204,000, net of tax) and $339,000 ($227,000, net of tax), respectively, which is included in general and administrative expense. Total unamortized stock-based compensation was $3.0 million at March 31, 2012, and will be recognized over a weighted average service period of 3.4 years.

Stock options. Stock options typically vest over a three or four year period and, unless earlier exercised or forfeited, expire on the tenth anniversary of the grant date. A summary of stock option activity for the three months ended March 31, 2012 is as follows:

	Number of Shares	Average Exercise Price	Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2012	895,091	$9.80
Forfeited	(3,000)	6.32

Outstanding at March 31, 2012	892,091	$9.82	5.7	$161,000

Options exercisable at March 31, 2012	719,985	$10.57	5.2	$154,000

No options were granted during the three months ended March 31, 2012.

New shares of common stock are issued to satisfy options exercised. No stock options were exercised during the three months ended March 31, 2012.

A summary of options outstanding as of March 31, 2012, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Years of Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$3.80 to $9.89	434,436	6.8	$5.93	262,330	$5.47
$12.75 to $14.62	457,655	4.5	$13.50	457,655	$13.50

	892,091			719,985

Restricted stock awards. Restricted stock awards consist of restricted stock unit grants of our common stock and are time vested over three to seven years and for a certain award granted to our Chief Executive Officer (“CEO”) contain a performance requirement. We recognize compensation expense on a straight-line basis over the vesting period. The fair value of restricted stock awards is determined based on the closing price of our shares on the grant date. As of March 31, 2012, there was $2.6 million of total unrecognized compensation cost related to unvested restricted stock unit awards. The cost is expected to be recognized over a weighted average period of 4.0 years. As of March 31, 2012, 484,477 restricted stock units were outstanding, at a weighted average grant date fair value of $11.79 per unit. No restricted stock units were granted during the three months ended March 31, 2012, and no restricted stock unit awards vested or were forfeited.

Of the outstanding restricted stock unit awards, 200,000 restricted stock units are subject to both performance and service criteria, of which the performance criteria for 50,000 restricted stock units were vested as of March 31, 2012.

Employee benefit plan

The Company has a defined contribution employee benefit plan covering substantially all of its employees. Company contributions to the plan are discretionary. The Company made contributions of approximately $76,000, and $88,000 for the three months ended March 31, 2012 and 2011, respectively.

13.	Income Taxes

Income tax benefit for the three months ended March 31, 2012 was $638,000, or an effective rate of 22.4% of pre-tax book loss. This rate differs from the statutory rate of 35% primarily due to state income taxes, permanent book/tax differences such as those associated with the 50% deduction limitation on per diem payments for meals and non-cash compensation. Income tax benefit for the three months ended March 31, 2011 was $1.9 million, or an effective rate of 30% of pre-tax book loss.

At March 31, 2012 and December 31, 2011, we did not have any unrecognized tax benefits.

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

This management’s discussion and analysis of financial condition and results of operations (“MD&A”) section of our Quarterly Report on Form 10-Q discusses our results of operations, liquidity and capital resources, and certain factors that may affect our future results, including economic and industry-wide factors. You should read this MD&A in conjunction with our condensed financial statements and accompanying notes included under Part I, Item 1, of this Quarterly Report, as well as with our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

We provide drilling services to customers engaged in developing oil and natural gas bearing formations in selected areas of the United States. Our strategy is to focus on areas that have high growth potential, adequate takeaway capacity and low finding and development costs in order to maximize utilization and return on capital throughout the commodity price cycle. Since the global economic crisis in 2008, oil prices have rebounded while natural gas has not. Due to the divergence of oil and natural gas prices, many of our customers have shifted their investments to oil and liquids-rich plays; accordingly, many of the rigs in our fleet have been repositioned and are now concentrated in those oil and liquid-rich areas. Our principal operations are in the Appalachian Basin, extending from New York to Tennessee including the Marcellus, Huron, and Utica shales; the Arkoma Basin in eastern Oklahoma and Arkansas, including the Fayetteville, Caney, and Woodford shales; the Fort Worth Basin in North Texas, including the Barnett Shale and in West Texas extending to southeastern New Mexico, the Permian and Delaware Basins. Beginning in early 2012, we have expanded into the Mississippian oil plays in central Oklahoma and southern Kansas.

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

We commenced operations in 1997 with 12 drilling rigs and related equipment acquired from an entity providing contract drilling services under the name “Union Drilling.” Since 2006, we have placed 27 new rigs into service and have an additional four new rigs scheduled to be delivered and deployed in 2012. Moreover, to better focus on safety and operational efficiency, we have upgraded many of our rigs with automation and other modern features designed for horizontal drilling, including adding top drives, pad drilling and skidding systems, larger circulating systems and pipe handling systems. Accordingly, our marketed rig fleet at March 31, 2012, contains 50 land drilling rigs, demonstrating our commitment to provide premium, modern rigs and experienced, knowledgeable crews to the major and large independent E&P companies.

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

The following table summarizes management’s key indicators of financial performance.

	Three Months Ended March 31,
	2012	2011
Revenue days	3,540	3,463
Average number of marketed rigs	50.0	71.0
Marketed rig utilization rates	77.8%	54.2%
Revenue per revenue day	$18,254	$16,170
Operating expenses per revenue day	$13,499	$12,295

Our business is substantially dependent on and affected by the level of U.S. land-based oil and natural gas exploration and development activity. Since the global economic crisis in 2008, oil prices have rebounded while natural gas has not. Since that time, we experienced improvement in our marketed rig utilization rates as well as improvement in our revenue per revenue day due to upgrades in our drilling fleet, and a shift to oil drilling. Our operating expenses per revenue day have also increased due to more complex drilling required for unconventional and shale plays, higher wages and headcount across certain of our markets, an enhanced focus on retention and safety initiatives, and in 2012, as a result of certain relocation costs, as several of our rigs transitioned from primarily natural gas drilling to oil and liquids rich areas.

EBITDA is earnings before net interest, income taxes, depreciation and amortization and non-cash impairment. We believe EBITDA is a useful measure in evaluating financial performance because it is used by external users, such as investors, commercial banks, research analysts and others, to assess: (1) the financial performance of Union Drilling’s assets without regard to financing methods, capital structure or historical cost basis, (2) the ability of Union Drilling’s assets to generate cash sufficient to pay interest costs and support its indebtedness, and (3) Union Drilling’s operating performance and return on capital as compared to those of other entities in our industry, without regard to financing or capital structure. EBITDA is not a measure of financial performance under generally accepted accounting principles. However, EBITDA is a common alternative measure of operating performance used by investors, financial analysts and rating agencies. A reconciliation of EBITDA to net loss is included below. EBITDA as presented may not be comparable to other similarly titled measures reported by other companies (in thousands).

	Three Months Ended March 31,
	2012	2011
Calculation of EBITDA:
Net loss	$(2,214)	$(4,597)
Interest expense	450	387
Income tax benefit	(638)	(1,949)
Depreciation and amortization	12,217	12,608

EBITDA	$9,815	$6,449

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

	Three Months Ended March 31,
	2012	2011
Calculation of drilling margin:
Operating loss	$(2,897)	$(6,441)
Depreciation and amortization	12,217	12,608
General and administrative	7,512	7,253

Drilling margin	$16,832	$13,420
Revenue days	3,540	3,463
Drilling margin per revenue day	$4,755	$3,875

Critical Accounting Policies and Estimates

Our accounting policies that are critical or the most important to understand our financial condition and results of operations and that require management to make the most difficult judgments are described in our 2011 Annual Report on Form 10-K. There have been no material changes in these critical accounting policies.

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

Statements of Operations Analysis

The following table provides selected information about our operations for the three months ended March 31, 2012 and 2011 (in thousands).

	Three Months Ended March 31,
	2012	2011
Revenues	$64,620	$55,995
Operating expenses	47,788	42,575
Depreciation and amortization	12,217	12,608
General and administrative expense	7,512	7,253
Interest expense	450	387
Other income and gain on disposal of assets	495	282
Income tax benefit	638	1,949

Revenues. Our revenues increased by $8.6 million, or 15%, in the three months ended March 31, 2012 compared to the same period in 2011. This increase in revenues was primarily attributable to the increase in our marketed rig utilization and higher dayrates. Average day rates increased to $18,254 at March 31, 2012 from $16,170 at March 31, 2011, due to rig mix and an increase in pricing in West Texas. Utilization increased to 77.8% at March 31, 2012, from 54.2% at March 31, 2011, primarily due to the addition of three new rigs that were added in 2011 with higher average utilization than certain operating rigs in 2011, as well as the disposition of certain smaller rigs in an auction held in December 2011.

Operating expenses. Our operating expenses during the three months ended March 31, 2012, compared to the same period in 2011 increased $5.2 million, or 12%. The increase in operating expenses was primarily due to the increase in operating costs per day, and to a lesser extent, higher utilization. Operating costs per day increased to $13,499 at March 31, 2012, from $12,295 at March 31, 2011, due to higher employment costs, increased costs related to safety initiatives, retention efforts and training costs, and as a result of certain relocation costs, as several of our rigs transitioned to oil and liquids rich areas.

Depreciation and amortization. The decrease in depreciation and amortization expense during the three months ended March 31, 2012 compared to the same period in 2011 is due to the disposition of assets in an auction held in December 2011.

General and administrative expenses. During the three months ended March 31, 2012, general and administrative expenses increased $259,000, or 4%, compared to the same period in 2011. This increase was primarily due to increased wages and property taxes during the three months ended March 31, 2012, compared to the same period in 2011.

Interest expense. The $63,000 increase in interest expense for the three months ended March 31, 2012 compared to the same period in 2011 was primarily attributable to the increase in the average balance of our credit facility, proceeds of which were used to fund our capital expenditures and share repurchase program.

Other income and gain on disposal of assets. Other income and gain on disposal of assets increased by $213,000 for the three months ended March 31, 2012, compared to the same period in 2011, due to net gains on the sale of a marketed rig in a private transaction as well as disposition of drill pipe during 2012 compared to 2011.

Income tax benefit. Income tax benefit for the three months ended March 31, 2012 was $638,000, or an effective rate of 22.4% of pre-tax book loss. This rate differs from the statutory rate of 35% primarily due to state income taxes, permanent book/tax differences such as those associated with the 50% deduction limitation on per diem payments for meals and non-cash compensation.

Liquidity and Capital Resources

Our operations have historically generated sufficient cash flow to meet our requirements for debt service and equipment expenditures (excluding major business and asset acquisitions). Cash flow provided by operating activities during the first three months of 2012 was $10.5 million compared to $2.0 million during the first three months of 2011. This increase in cash flow from operating activities was primarily due to a decrease in net loss, and the timing of collections of accounts receivable offset by the timing of payments related to accounts payable and other liabilities.

Our cash flow from operations was primarily used to invest in new machinery and equipment. During the first three months of 2012 and 2011, cash used in investing activities totaled $19.3 million and $11.6 million, respectively. The three months ended March 31, 2012 includes an initial payment of $5.1 million on a new rig purchase and partial payments on four rigs under construction. The three months ended March 31, 2011 includes a rig purchase of $5.3 million. As of March 31, 2012, we have agreements with Integrated Drilling Equipment Holdings, Inc. for the construction of three new electric rigs and the remaining commitment associated with the rigs and related equipment is approximately $32.0 million.

Cash flow provided by financing activities was $8.8 million in the first three months of 2012, compared to $9.6 million for the first three months of 2011. During the three months ended March 31, 2012, we purchased 1,033,591 shares of our common stock for $5.7 million under a share repurchase program.

We believe cash generated by our operations and our ability to borrow the currently unused portion of our revolving credit facility of approximately $64.2 million, after reductions for approximately $4.2 million outstanding letters of credit, as of March 31, 2012, should allow us to meet our routine financial obligations for the foreseeable future.

Sources of Capital Resources

Our rig fleet has grown from 12 rigs in 1997 to 50 marketed rigs at March 31, 2012. We have financed this growth with a combination of debt and equity financing, as well as operating cash flows. At March 31, 2012, our ratio of total debt to total capital was approximately 30%.

See Note 8 “Debt Obligations” of the financial statements for information on the Company’s debt agreements as sources of capital resources, such information being incorporated herein by reference.

Uses of Capital Resources

For the three months ended March 31, 2012 and 2011, the additions to our property and equipment consisted of the following (in thousands):

	Three Months Ended March 31,
	2012	2011
Drilling equipment	$20,307	$14,339
Vehicles	116	658
Computer equipment	133	62

Property and equipment additions	20,556	15,059
Plus adjustments for non-cash transactions:
Cash paid in current quarter for prior quarter accruals	6,006	2,616
Current quarter accruals	(6,807)	(5,841)

Cash used for purchases of machinery and equipment	$19,755	$11,834

During January 2012, the Company made an initial payment of $5.1 million for the purchase and construction of a 1,000 hp electric drilling rig, with an expected delivery date of September 15, 2012. Other capital additions for the three months ended March 31, 2012 included partial payments toward four rigs currently under construction, as well as other rig upgrades and capital additions.

Additions to drilling equipment during the three months ended March 31, 2011 included $5.3 million for the purchase of a 1,000 hp mechanical rig. Additional capital additions for the three months ended March 31, 2011 included rig enhancements, such as top drives and mud pumps, as well as drillpipe. Additionally, in January 2011, the Company completed the implementation of a new information system that encompasses financial reporting, general ledger, and other similar and related processes.

Working Capital

Our working capital was $16.1 million and $17.4 million at March 31, 2012 and December 31, 2011, respectively. Our current ratio, which we calculate by dividing our current assets by our current liabilities, was 1.5 both at March 31, 2012 and December 31, 2011.

The changes in the components of our working capital were as follows (in thousands):

	March 31, 2012	December 31, 2011	Change
Cash and cash equivalents	$7	$7	$—
Accounts receivable, net	41,350	45,387	(4,037)
Inventories	782	832	(50)
Income tax recoverable	302	368	(66)
Prepaid expenses, deposits and other receivables	1,990	3,027	(1,037)
Deferred taxes	1,239	1,239	—

Current assets	45,670	50,860	(5,190)

Accounts payable	$19,229	$21,513	$(2,284)
Current portion of notes payable for equipment	287	120	167
Financed insurance premiums	771	1,057	(286)
Accrued expenses and other liabilities	9,252	10,811	(1,559)

Current liabilities	29,539	33,501	(3,962)

Working capital	$16,131	$17,359	$(1,228)

The $4.0 million decrease in our accounts receivable at March 31, 2012 from December 31, 2011 was primarily due to timing of customer receipts as well as decreased revenues for the three months ended March 31, 2012, compared to the three months ended December 31, 2011.

The $1.0 million decrease in prepaid expenses, deposits and other receivables at March 31, 2012 from December 31, 2011 was primarily due to collections received related to the auction held in December 2011, vendor rebates and an insurance claim.

The $2.3 million decrease in accounts payable at March 31, 2012 from December 31, 2011 was primarily due to timing of payments.

The $1.6 million decrease in accrued expenses and other liabilities at March 31, 2012 from December 31, 2011 is primarily due to a decrease in accrued payroll and deferred revenue. These decreases were partially offset by an increase in medical claims.

Long-term Debt

Our long-term debt consisted of $81.6 million and $67.8 million of outstanding borrowings under our revolving credit facility at March 31, 2012 and December 31, 2011, respectively. Proceeds from borrowings were used to fund capital expenditures and our share repurchase program.

Contractual Obligations

We did not enter into any significant contractual obligations during the three months ended March 31, 2012.

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

We are subject to market risk exposure related to changes in interest rates on our revolving credit facility, which provides for interest on borrowings at a floating rate. At March 31, 2012, we had $81.6 million outstanding debt on our revolving credit facility. Assuming no change in the net principal balance, a hypothetical increase or decrease of 100 basis points in the interest rate would have a corresponding decrease or increase in our interest expense of approximately $816,000.

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

As of March 31, 2012 an evaluation was carried out under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls. Based upon that evaluation, the CEO and CFO concluded that, as of such date, the design and operation of these disclosure controls were effective to accomplish their objectives at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Refer to Note 9 “Commitments and Contingencies” of the financial statements for information on legal proceedings, such information being incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There have been no material changes during the quarter ended March 31, 2012 in our “Risk Factors” as discussed in detail in our 2011 Annual Report on Form 10-K. The risks described in our Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may, especially in a volatile economic environment, materially adversely affect our business, financial condition and/or operating results.

Items 2, 3, 4 and 5 are not applicable and have been omitted.

ITEM 6.	EXHIBITS

A list of the exhibits required by Item 601 of Regulation S-K to be filed as a part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNION DRILLING, INC.

Dated: May 3, 2012	/s/ Tina L. Castillo
Tina L. Castillo
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

UNION DRILLING, INC.

INDEX TO EXHIBITS

Exhibit Number		Description

3.1	—	Form of Amended and Restated Certificate of Incorporation of Union Drilling (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 (File No. 333-127525) filed on August 15, 2005).

3.2	—	Form of Amended and Restated Bylaws of Union Drilling (incorporated by reference to Exhibit 3.1 to our Form 8-K (File No. 000-51630) filed on August 9, 2007).

31.1*	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.**

31.2*	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.**

32.1*	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.**

32.2*	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.**

101	—	Financial statements from the quarterly report on Form 10-Q of Union Drilling, Inc. for the quarter ended March 31, 2012, filed May 3, 2012, formatted in XBRL; (i) the Condensed Statements of Operations, (ii) Condensed Balance Sheets, (iii) Condensed Statement of Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows and (v) the Notes to Condensed Financial Statements tagged as blocks of text.***

*	Filed with this Report.
**	This Certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. This Certification shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, whether made before or after the date hereof, except to the extent that the Company specifically incorporates it by reference.
***	The XBRL-related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.