Form 10-Q
period 2012-06-30
UNION DRILLING INC
filed 2012-08-02
CIK 1133260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of August 2, 2012, there were 25,228,816 shares of common stock, par value $0.01 per share, of the registrant issued and 21,398,534 shares outstanding.

UNION DRILLING, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Union Drilling, Inc.

Condensed Balance Sheets

(in thousands, except share data)

	June 30, 2012	December 31, 2011
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$7	$7
Accounts receivable (net of allowance for doubtful accounts of $1,270 and $1,409 at June 30, 2012 and December 31, 2011, respectively)	47,630	45,387
Inventories	943	832
Income tax recoverable	302	368
Prepaid expenses, deposits and other receivables	1,887	3,027
Deferred taxes	1,245	1,239

Total current assets	52,014	50,860
Intangible assets (net of accumulated amortization of $1,371 and $1,221 at June 30, 2012 and December 31, 2011, respectively)	829	979
Property, buildings and equipment (net of accumulated depreciation of $231,934 and $212,173 at June 30, 2012 and December 31, 2011, respectively)	314,870	289,429
Other assets	629	743

Total assets	$368,342	$342,011

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$20,596	$21,513
Current portion of notes payable for equipment	287	120
Financed insurance premiums	482	1,057
Customer advances	94	—
Accrued expense and other liabilities	12,331	10,811

Total current liabilities	33,790	33,501
Revolving credit facility	104,221	67,813
Long-term notes payable for equipment	52	70
Deferred taxes	42,771	42,972

Total liabilities	180,834	144,356
Stockholders’ equity:
Common stock, par value $.01 per share; 75,000,000 shares authorized; and 25,228,816 shares issued at both June 30, 2012 and December 31, 2011	252	252
Additional paid in capital	173,105	172,465
Retained earnings	34,221	35,828
Treasury stock; 3,830,282 and 2,080,700 shares at June 30, 2012 and December 31, 2011, respectively	(20,070)	(10,890)

Total stockholders’ equity	187,508	197,655

Total liabilities and stockholders’ equity	$368,342	$342,011

See accompanying notes to condensed financial statements.

Union Drilling, Inc.

Condensed Statements of Operations

(Unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Total revenues	$68,095	$59,924	$132,715	$115,919
Cost and expenses
Operating expenses	47,988	43,918	95,776	86,493
Depreciation and amortization	11,765	12,803	23,982	25,412
General and administrative	7,465	7,248	14,977	14,501

Total cost and expenses	67,218	63,969	134,735	126,406

Operating income (loss)	877	(4,045)	(2,020)	(10,487)
Interest expense, net	(552)	(280)	(1,002)	(667)
Gain on disposal of assets	478	248	798	444
Other income	186	67	361	154

Income (loss) before income taxes	989	(4,010)	(1,863)	(10,556)
Income tax expense (benefit)	382	(577)	(256)	(2,527)

Net income (loss)	$607	$(3,433)	$(1,607)	$(8,029)

Income (loss) per common share:
Basic	$0.03	$(0.15)	$(0.07)	$(0.35)

Diluted	$0.03	$(0.15)	$(0.07)	$(0.35)

Weighted-average common shares outstanding:
Basic	21,717,540	23,189,449	22,415,793	23,186,555

Diluted	21,955,330	23,189,449	22,415,793	23,186,555

See accompanying notes to condensed financial statements.

Union Drilling, Inc.

Condensed Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended June 30,
	2012	2011
Operating activities:
Net loss	$(1,607)	$(8,029)
Adjustments to reconcile net loss to cash flow provided by operating activities:
Depreciation and amortization	23,982	25,412
Amortization of stock-based compensation expense	640	727
Provision for doubtful accounts	42	—
Gain on disposal of assets	(798)	(444)
Benefit for deferred taxes	(207)	(2,108)
Changes in operating assets and liabilities:
Accounts receivable	(2,285)	(3,561)
Inventories	(111)	185
Prepaid and other assets	1,320	610
Accounts payable	(1,778)	(730)
Accrued expenses and other liabilities	1,614	1,608

Cash flow provided by operating activities	20,812	13,670
Investing activities:
Purchases of machinery and equipment	(51,138)	(36,578)
Proceeds from sale of machinery and equipment	1,192	762

Cash flow used in investing activities	(49,946)	(35,816)
Financing activities:
Borrowings on revolving credit facility	168,833	146,363
Repayments on revolving credit facility	(132,425)	(115,586)
Cash overdrafts	2,332	(415)
Borrowings - other debt	250	—
Repayments - other debt	(676)	(610)
Exercise of stock options	—	57
Purchases of treasury stock	(9,180)	—

Cash flow provided by financing activities	29,134	29,809

Net increase in cash and cash equivalents	—	7,663
Cash and cash equivalents at beginning of period	7	4

Cash and cash equivalents at end of period	$7	$7,667

See accompanying notes to condensed financial statements.

Union Drilling, Inc.

Condensed Statement of Stockholders’ Equity

(Unaudited, in thousands, except share data)

	Common Stock		Additional Paid In Capital	Retained Earnings	Treasury Stock	Total
	Shares	$
Balance at January 1, 2012	23,148,116	$252	$172,465	$35,828	$(10,890)	$197,655
Share-based compensation	—	—	640	—	—	640
Purchase of treasury stock	(1,749,582)	—	—	—	(9,180)	(9,180)
Net loss	—	—	—	(1,607)	—	(1,607)

Balance at June 30, 2012	21,398,534	$252	$173,105	$34,221	$(20,070)	$187,508

See accompanying notes to condensed financial statements.

UNION DRILLING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2012

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

To conform to the presentation of the June 30, 2012 statement of cash flows, certain balances have been reclassified on the comparative June 30, 2011 statement.

2.	Recent Accounting Pronouncements

In June 2011, ASU No. 2011-05, Comprehensive Income (Topic 220): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs was issued. ASU No. 2011-05 is intended to create consistency between U.S. GAAP and International Financial Reporting Standards (“IFRS”) on the definition of comprehensive income, and how to present comprehensive income. Under ASU 2011-5, for companies that report items of other comprehensive income, there is a requirement to present comprehensive income along with net income in either a single continuous statement or two separate but consecutive statements. Effective January 1, 2012, we adopted ASU No. 2011-05 which did not have an impact to our financial position or results of operation. There were no differences between comprehensive income (loss) and reported net income (loss) in the periods presented.

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

We do not have any financial instruments for which estimates of fair value utilize Level 3 inputs.

4.	Accounts Receivable

Accounts receivable consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Billed receivables	$47,610	$45,320
Unbilled receivables	1,385	1,743
Reserve for sales credits	(95)	(267)

Total receivables	48,900	46,796
Allowance for doubtful accounts	(1,270)	(1,409)

Net receivables	$47,630	$45,387

Unbilled receivables represent recorded revenue for contract drilling services performed that is billable by the Company at future dates based on contractual payment terms, and is anticipated to be billed and collected in the quarter following the balance sheet date. The decrease in unbilled receivables at June 30, 2012 is due to timing of billings.

5.	Related Party Transactions

On March 9, 2012, we entered into a six month drilling contract with Jones Energy, Ltd. (“Jones”), an entity in which Metalmark Capital LLC has an equity ownership interest. Two managing directors of Metalmark Capital LLC are members of our Board of Directors and also serve on Jones’ Board of Directors. This drilling contract resulted in $1.5 million and $1.8 million of revenue for the three and six months ended June 30, 2012, respectively. The related accounts receivable balance with Jones at June 30, 2012 was $1.2 million.

6.	Property, Buildings and Equipment

Major classes of property, buildings and equipment are as follows (in thousands):

	June 30, 2012	December 31, 2011
Land	$1,935	$1,935
Buildings	3,054	2,921
Drilling and related equipment	473,836	448,715
Vehicles	13,581	12,484
Furniture and fixtures	190	190
Computer equipment	4,215	3,786
Leasehold improvements	126	126
Construction in progress	49,867	31,445

	546,804	501,602
Accumulated depreciation	(231,934)	(212,173)

	$314,870	$289,429

For the three months ended June 30, 2012, additions to drilling equipment included $19.1 million in progress payments for three new electric rigs under construction, of which two are expected to be deployed during the third quarter, and one during the fourth quarter. Other capital additions for the three months ended June 30, 2012, included a topdrive, mudpumps, and iron roughnecks, as well as other rig upgrades and capital additions.

During the six months ended June 30, 2012, additions to drilling equipment included progress payments of $27.6 million for the purchase and construction of four new rigs, of which one was completed and deployed to the Marcellus shale during the three months ended June 30, 2012. Of the remaining three rigs, two are expected to be deployed in August 2012 to the Fayetteville shale and one to the Marcellus shale in October 2012. Other capital additions for the three and six months ended June 30, 2012 included topdrives, mudpumps, iron roughnecks and drillpipe and collars, as well as other rig upgrades and capital additions.

During the six months ended June 30, 2012 and 2011, we capitalized $549,000 and $191,000, respectively, of interest costs incurred during the construction periods of certain drilling equipment.

7.	Accrued Expenses and Other Liabilities

A detail of accrued expenses and other liabilities is as follows (in thousands):

	June 30, 2012	December 31, 2011
Payroll and bonus	$5,098	$3,900
Workers’ compensation	1,869	2,373
Medical claims	1,691	1,099
Deferred revenue	1,265	1,925
Other taxes	1,045	483
Other	1,363	1,031

	$12,331	$10,811

Other taxes include sales and use, franchise and property taxes.

8.	Debt Obligations

On April 27, 2011, we entered into an Amended and Restated Revolving Credit and Security Agreement with PNC Bank, for itself and as agent for a group of lenders (“Credit Facility”). The Credit Facility matures April 27, 2016 and provides for a borrowing base equal to $150 million. Amounts outstanding bear interest, depending upon facility usage, at either (i) the higher of the Federal Funds Open Rate plus 50 to 100 basis points or PNC Bank’s base commercial lending rate (4.0% at June 30, 2012) or (ii) LIBOR plus 225 to 275 basis points (2.75% at June 30, 2012). Interest on outstanding loans is due monthly for domestic rate loans and at the end of the relevant interest period for LIBOR loans. Depending upon our facility usage, we are assessed an unused line fee of 25 to 50 basis points on the available borrowing capacity, which was $41.6 million at June 30, 2012. There is a $10.0 million sublimit for letters of credit issued under the Credit Facility. We will incur a prepayment penalty if the Credit Facility is terminated prior to April 2014. As of June 30, 2012, we had a loan balance of $104.2 million under the Credit Facility, and an additional $4.2 million of the total capacity was utilized to support our letter of credit requirements.

In general, the Credit Facility is secured by substantially all of our assets. The forced liquidation value of our assets serving as collateral is determined at least annually by an independent appraisal, with adjustments for acquisitions and dispositions between appraisals. The Credit Facility contains affirmative and negative covenants and also provides for events of default typical for such an agreement. Among the affirmative covenants are requirements to maintain a specified tangible net worth. As of June 30, 2012, our actual tangible net worth was $186.7 million compared to the required minimum tangible net worth of $158.8 million. Among the negative covenants are restrictions on major corporate transactions, incurrence of indebtedness and amendments to our organizational documents. Events of default would include a change in control and any change in our operations or a condition which has a material adverse effect. As of June 30, 2012, we were in compliance with all of our covenants.

We use our Credit Facility to pay for rig acquisitions and for working capital requirements and it may also be used, subject to certain conditions, to repurchase our common stock and/or pay a cash dividend. See Note 10 for discussion of our share repurchase program.

In addition, the Company has entered into various equipment-specific financing agreements with various third-party financing institutions. The terms of these agreements have initial terms ranging from 24 to 48 months. As of June 30, 2012 and December 31, 2011, the total outstanding balance under these arrangements was approximately $339,000 and $190,000, respectively, and is classified, according to payment date, in current portion of notes payable for equipment and long-term notes payable for equipment in the accompanying balance sheets. At June 30, 2012, the stated interest rate on these borrowings is zero percent.

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

As of June 30, 2012, we have agreements with Integrated Drilling Equipment Holdings, Inc. for the construction of three new electric rigs and the remaining commitment associated with the rigs and related equipment is approximately $11.2 million.

10.	Stockholders’ Equity

As of June 30, 2012, the number of authorized shares of common stock was 75,000,000 shares, of which 21,398,534 shares were outstanding, and 1,641,744 shares were reserved for future issuance through the Company’s equity based compensation plans. The number of authorized shares of preferred stock was 100,000 shares at June 30, 2012. No shares of preferred stock were outstanding or reserved for future issuance.

In September 2011, the Company’s Board of Directors approved the 2011 Union Drilling, Inc. Share Repurchase Program under which up to three million shares of the Company’s outstanding common stock may be repurchased. For the three months ended June 30, 2012, 715,991 shares were repurchased at an average price, including commission, of $4.84, and for the six months ended June 30, 2012, 1,749,582 shares were purchased at an average price, including commission, of $5.25. On June 8, 2012, we suspended this repurchase program.

11.	Earnings/Loss Per Common Share

Basic earnings per share is based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of stock options and restricted stock.

The following table presents a reconciliation of the numerators and denominators of basic earnings per share and diluted earnings per share computations for the three months ended June 30, 2012, when the Company’s stock compensation awards were not antidilutive (in thousands, except share and per share data):

Three Months Ended June 30, 2012
Net income	$607

Weighted average shares outstanding	21,717,540
Incremental shares from assumed conversion of stock options and RSU’s	237,790

Weighted average and assumed incremental shares	21,955,330

Earnings per share:
Basic	$0.03

Diluted	$0.03

Basic earnings per share have been computed by dividing net income by weighted average shares outstanding. Diluted earnings per share have been computed by dividing net income by weighted average and assumed incremental shares.

Because we incurred a net loss in the six months ended June 30, 2012 and the three and six months ended June 30, 2011, basic and diluted loss per share for these periods were calculated as our net loss divided by the weighted average shares outstanding. Approximately 155,000 weighted average options and restricted stock units to purchase shares of our common stock were excluded from the computation of diluted loss per share for the six months ended June 30, 2012 because the effect of including them would have been antidilutive. Similarly, during the three and six months ended June 30, 2011, 657,000 and 632,000 options and restricted stock units, respectively, were excluded from the computation of diluted loss per share because the effect of including them would have been antidilutive.

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

For the three and six months ended June 30, 2012, the Company recorded stock-based compensation expense of $324,000 ($206,000, net of tax) and $647,000 ($410,000, net of tax), respectively, which is included in general and administrative expense. For the three and six months ended June 30, 2011, the Company recorded stock-based compensation expense of $333,000 ($221,000 net of tax) and $672,000 ($448,000 net of tax), respectively. Total unamortized stock-based compensation was $2.8 million at June 30, 2012, and will be recognized over a weighted average service period of 2.3 years.

Stock options. Options typically vest over a three or four year period and, unless earlier exercised or forfeited, expire on the tenth anniversary of the grant date. A summary of stock option activity for the six months ended June 30, 2012 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2012	895,091	$9.80
Granted	25,000	5.22
Forfeited	(4,500)	6.32

Outstanding at June 30, 2012	915,591	$9.70	5.5	$33,565

Options exercisable at June 30, 2012	732,485	$10.56	4.9	$33,565

The weighted average fair value of options granted during the three and six months ended June 30, 2012 was $3.47. The fair value of option grants is determined using the Black-Scholes option valuation model. The key input variables used in valuing these options were: risk free interest rate of 0.83%; stock price volatility of 84.97%; dividend yield of zero; and expected term of five years.

New shares of common stock are issued to satisfy options exercised. No stock options were exercised during the three and six months ended June 30, 2012.

A summary of options outstanding as of June 30, 2012, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Years of Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$3.80 to $9.89	457,936	6.8	$5.89	274,830	$5.67
$12.75 to $14.62	457,655	4.3	$13.50	457,655	$13.50

	915,591			732,485

Restricted stock awards. Restricted stock awards consist of restricted stock unit grants of our common stock and are time vested over three to seven years and for a certain award granted to our Chief Executive Officer (“CEO”) contain a performance requirement. We recognize compensation expense on a straight-line basis over the vesting period. The fair value of restricted stock unit awards is determined based on the closing price of our shares on the grant date. As of June 30, 2012, there was $2.3 million of total unrecognized compensation cost related to unvested restricted stock unit awards. The cost is expected to be recognized over a weighted average period of 2.5 years.

As of June 30, 2012, 481,477 restricted stock units were outstanding, at a weighted average grant date fair value of $12.37 per unit. No restricted stock units were granted during the three and six months ended June 30, 2012, and no restricted stock unit awards vested. During the three months ended June 30, 2012, 3,000 restricted stock units were forfeited at a weighted average grand date fair value of $7.10.

Of the outstanding restricted stock unit awards, 200,000 restricted stock units are subject to both performance and service criteria, of which the performance criteria for 50,000 restricted stock units were vested as of June 30, 2012.

Employee retirement plan

The Company has a 401(k) plan available to all eligible employees. Company contributions to the plan are discretionary. The Company made matching cash contributions of $111,000 and $187,000 for the three and six months ended June 30, 2012, respectively, and $87,000 and $175,000 during the three and six months ended June 30, 2011, respectively.

13.	Income Taxes

Income tax expense for the three months ended June 30, 2012 was $382,000, which represented an effective rate of 39% of pre-tax book income. Income tax benefit for the six months ended June 30, 2012 was $256,000, which represented an effective rate of 14% of pre-tax book loss. Income tax benefit for the three and six months ended June 30, 2011 was $577,000 and $2.5 million, respectively, which represented an effective rate of 14% and 24%, respectively, of pre-tax book loss. These rates differ from the statutory rate of 35% primarily due to state income taxes, permanent book/tax differences such as those associated with the 50% deduction limitation on our per diem payments to field personnel for meals, and non-cash compensation.

At June 30, 2012 and December 31, 2011, we did not have any unrecognized tax benefits.

The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions. The tax years 2006 to 2011 remain open to examination by the major taxing jurisdictions to which we are subject. In addition, tax years 1999, 2000, 2002 and 2003 remain open due to utilized losses in some jurisdictions.

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

We provide drilling services to customers engaged in developing oil and natural gas bearing formations in selected areas of the United States. Our strategy is to focus on areas that have high growth potential, adequate takeaway capacity and low finding and development costs in order to maximize utilization and return on capital throughout the commodity price cycle. Since the global economic crisis in 2008, oil prices have rebounded while natural gas prices have not. Due to the divergence of oil and natural gas prices, many of our customers have shifted their investments to oil and liquids-rich plays; accordingly, many of the rigs in our fleet have been repositioned and are now concentrated in those oil and liquids-rich areas. Our principal operations are in the Appalachian Basin, extending from New York to Tennessee including the Marcellus, Huron, and Utica shales; the Arkoma Basin in eastern Oklahoma and Arkansas, including the Fayetteville, Caney, and Woodford shales; the Fort Worth Basin in North Texas, including the Barnett Shale and in West Texas extending to southeastern New Mexico, the Permian and Delaware Basins. Beginning in early 2012, we have expanded into the Mississippian oil plays in central Oklahoma and southern Kansas.

We specialize in shallow to deep horizontal drilling in select oil and gas producing basins of the United States. The emergence of shale plays, the application of new technologies to traditional basins, and the influx of investments in plays in the United States from the major and large independent E&P companies have all resulted in more complex drilling and customers who demand superior safety and efficiency. We have met these demands through investments in equipment designed for horizontal drilling, as well as investments in our people and processes to improve drilling productivity and safety, and reduce total well costs for our customers.

We commenced operations in 1997 with 12 drilling rigs and related equipment acquired from an entity providing contract drilling services under the name “Union Drilling.” Since 2006, we have placed 30 new rigs into service and have an additional three new rigs scheduled to be delivered and deployed in 2012. Moreover, to better focus on safety and operational efficiency, we have upgraded many of our rigs with automation and other modern features designed for horizontal drilling, including adding top drives, pad drilling and skidding systems, larger circulating systems and automated pipe handling systems. Accordingly, our marketed rig fleet at June 30, 2012, contains 50 land drilling rigs, demonstrating our commitment to provide premium, modern rigs and experienced, knowledgeable crews to the major and large independent E&P companies.

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

The following table summarizes management’s key indicators of financial performance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue days	3,554	3,516	7,094	6,979
Average number of marketed rigs	50	71	50	71
Marketed rig utilization rates	78.1%	54.4%	77.7%	54.3%
Revenue per revenue day	$19,160	$17,043	$18,708	$16,610
Operating expenses per revenue day	$13,503	$12,491	$13,501	$12,393
Drilling margin per revenue day	$5,657	$4,552	$5,207	$4,217
EBITDA (000’s)	$13,306	$9,073	$23,121	$15,523

Our business is substantially dependent on and affected by the level of U.S. land-based oil and natural gas exploration and development activity. Since the global economic crisis in 2008, oil prices have rebounded while natural gas prices have not. Since that time, we experienced improvement in our marketed rig utilization rates as well as improvement in our revenue per revenue day due to upgrades in our drilling fleet, and a shift to oil drilling. Our operating expenses per revenue day have also increased due to more complex drilling required for unconventional and shale plays, higher wages and headcount across certain of our markets, an enhanced focus on retention and safety initiatives, and in 2012, as a result of certain relocation costs, as several of our rigs transitioned from primarily natural gas drilling to oil and liquids-rich areas.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Calculation of EBITDA:
Net income (loss)	$607	$(3,433)	$(1,607)	$(8,029)
Interest expense, net	552	280	1,002	667
Income tax expense (benefit)	382	(577)	(256)	(2,527)
Depreciation and amortization	11,765	12,803	23,982	25,412

EBITDA	$13,306	$9,073	$23,121	$15,523

Drilling margin represents contract drilling revenues less contract drilling costs. We believe that drilling margin is a useful measure for evaluating financial performance, although it is not a measure of financial performance under generally accepted accounting principles. However, drilling margin is a common measure of operating performance used by management, investors and financial analysts. A reconciliation of drilling margin to operating income is included below. Drilling margin as presented may not be comparable to other similarly titled measures reported by other companies (in thousands, except day and per day data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Calculation of drilling margin:
Operating income (loss)	$877	$(4,045)	$(2,020)	$(10,487)
Depreciation and amortization	11,765	12,803	23,982	25,412
General and administrative	7,465	7,248	14,977	14,501

Drilling margin	$20,107	$16,006	$36,939	$29,426
Revenue days	3,554	3,516	7,094	6,979
Drilling margin per revenue day	$5,657	$4,552	$5,207	$4,217

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

Statements of Operations Analysis

The following table provides selected information about our operations (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$68,095	$59,924	$132,715	$115,919
Operating expenses	47,988	43,918	95,776	86,493
Depreciation and amortization	11,765	12,803	23,982	25,412
General and administrative expense	7,465	7,248	14,977	14,501
Interest expense, net	552	280	1,002	667
Other income and gain on disposal of assets	664	315	1,159	598
Income tax (expense) benefit	(382)	577	256	2,527

Revenues. Our revenues during the three and six months ended June 30, 2012 compared to the same periods in 2011, increased $8.2 million, or 14%, and $16.8 million, or 14%, respectively. The increase in revenues was primarily attributable to the increase in dayrates and increased utilization. During the three months ended June 30, 2012, average dayrates were $19,160 compared to $17,043 during the same period in 2011; and during the six months ended June 30, 2012, average day rates were $18,708 compared to $16,610 during the same period in 2011. Average day rates increased during the three and six months ended June 30, 2012 compared to the same periods in 2011 due to the addition of three new rigs during 2011, and one new rig during 2012. These rigs had a higher average dayrate and utilization than certain operating rigs in 2011; additionally, we sold certain smaller rigs in an auction held in December 2011. We also realized pricing improvements in Texas due to market conditions, as well as slight increases in revenue days and utilization in Texas and Appalachia.

Operating expenses. Our operating expenses during the three and six months ended June 30, 2012 compared to the same periods in 2011, increased $4.1 million, or 9%, and $9.3 million, or 11%, respectively. The increase in operating expenses was primarily due to the increase in operating costs per day, and to a lesser extent, higher utilization. Operating costs per day were $13,503 compared to $12,491 for the three months ended June 30, 2012 and 2011, respectively, and $13,501 compared to $12,393 for the six months ended June 30, 2012 and 2011, respectively. The increase in operating costs per day for the three and six months ended June 30, 2012 and 2011, were due to higher employment costs, increased costs related to safety initiatives, retention efforts and training costs, and as a result of certain relocation costs as several of our rigs transitioned to oil and liquids rich areas.

Depreciation and amortization. The decrease in depreciation and amortization expense during the three and six months ended June 30, 2012 compared to the same periods in 2011 was due to the disposition of assets in an auction held in December 2011.

General and administrative expenses. Our general and administrative expenses during the three and six months ended June 30, 2012 compared to the same periods in 2011 increased $217,000, or 3%, and $476,000, or 3%, respectively. These increases were primarily attributable to higher employment costs due to increased wages and increased property tax expense.

Interest expense, net. The increase in interest expense for the three and six months ended June 30, 2012 compared to the same periods in 2011 was primarily attributable to the increase in the average outstanding balance of our revolving credit facility primarily in support of our rig building program.

Other income and gain on disposal of assets. Other income and gain on disposal of assets increased by $349,000 and $561,000 for the three and six months ended June 30, 2012, respectively, compared to same periods in 2011. These increases were primarily due to the sale of a marketed rig and other related assets in an auction during the three months ended June 30, 2012, and the sales of marketed rigs and other related assets in a private transaction during the six months ended June 30, 2012. There were no such rig sales during the three and six months ended June 30, 2011.

Income tax (expense) benefit. The increase in income tax expense during the three months ended June 30, 2012, and the decrease in income tax benefit for the six months ended June 30, 2012, as compared to the same periods in 2011, was primarily due to net income during the three months ended June 30, 2012 and the decrease in pre-tax loss for the six months ended June 30, 2012. Our effective income tax rate of 39% and 14% for the three and six months ended June 30, 2012, respectively, differs from the federal statutory rate of 35% due to state income taxes and permanent book/tax differences such as those associated with the 50% deduction limitation on per diem meals expense and stock-based compensation.

Liquidity and Capital Resources

Our operations have historically generated sufficient cash flow to meet our requirements for debt service and equipment expenditures (excluding major business and asset acquisitions). Cash flow provided by operating activities during the first six months of 2012 was $20.8 million compared to $13.7 million during the first six months of 2011. This increase in cash flow from operating activities was primarily due to the decrease in net loss.

Our cash flow from operations was primarily used to invest in new machinery and equipment.

During the first six months of 2012 and 2011, cash used in investing activities totaled $49.9 million and $35.8 million, respectively. During the six months ended June 30, 2012, additions to drilling equipment included progress payments of $27.6 million for the purchase and construction of four new rigs, one of which was completed and deployed to the Marcellus shale during the three months ended June 30, 2012. Of the remaining three rigs, two are expected to be deployed in August 2012 to the Fayetteville shale and one to the Marcellus shale in October 2012. Other capital additions for the three and six months ended June 30, 2012 included topdrives, mudpumps, iron roughnecks and drillpipe and collars, as well as other rig upgrades and capital additions. As of June 30, 2012, we have agreements with Integrated Drilling Equipment Holdings, Inc. for the construction of three new electric rigs and the remaining commitment associated with the rigs and related equipment is approximately $11.2 million.

The six months ended June 30, 2011, included payments of $5.3 million for the purchase of a new 1,000 hp mechanical rig, and $12.7 million related to upgrades and initial construction costs for two 1,000 hp mechanical rigs.

Cash flow provided by financing activities was $29.1 million in the first six months of 2012, compared to $29.8 million of cash flow provided by financing activities for the first six months of 2011. During the six months ended June 30, 2012, we purchased 1,749,582 shares of our common stock for $9.2 million under a share repurchase program. On June 8, 2012, we suspended this program.

We believe cash generated by our operations and our ability to borrow the currently unused portion of our revolving credit facility of $41.6 million, after reductions for approximately $4.2 million outstanding letters of credit, as of June 30, 2012 should allow us to meet our routine financial obligations for the foreseeable future.

Sources of Capital Resources

Our rig fleet has grown from 12 rigs in 1997 to 50 marketed rigs at June 30, 2012. We have financed this growth with a combination of debt and equity financing, as well as operating cash flows. At June 30, 2012, our total debt to total capital was 36%.

See Note 8 “Debt Obligations” of the financial statements for information on the Company’s debt agreements as sources of capital resources, such information being incorporated herein by reference.

Uses of Capital Resources

For the three and six months ended June 30, 2012 and 2011, the additions to our property and equipment consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Land	$72	$1,997	$72	$1,997
Buildings and furniture and fixtures	126	69	126	69
Drilling and related equipment	28,872	22,931	49,178	37,262
Vehicles	1,322	788	1,438	1,446
Information systems	—	83	133	145

Property and equipment additions	30,392	25,868	50,947	40,919
Plus adjustments for non-cash transactions:
Cash paid in current period for prior period accruals	6,806	2,860	6,006	2,616
Current period accruals	(5,815)	(6,957)	(5,815)	(6,957)

Cash used for purchases of machinery and equipment	$31,383	$21,771	$51,138	$36,578

For the three months ended June 30, 2012, additions to drilling equipment included $19.1 million in progress payments for three new electric rigs under construction, of which two are expected to be deployed during the third quarter, and one during the fourth quarter. Other capital additions for the three months ended June 30, 2012, included a topdrive, mudpumps, and iron roughnecks, as well as other rig upgrades and capital additions.

During the six months ended June 30, 2012, additions to drilling equipment included progress payments of $27.6 million for the purchase and construction of four new rigs, one of which was completed and deployed to the Marcellus shale during the three months ended June 30, 2012. Of the remaining three rigs, two are expected to be deployed in August 2012 to the Fayetteville shale and one to the Marcellus shale in October 2012. Other capital additions for the six months ended June 30, 2012 included topdrives, mudpumps, iron roughnecks and drillpipe and collars, as well as other rig upgrades and capital additions.

For the three months ended June 30, 2011, additions to drilling equipment included $8 million for upgrades and initial construction costs of three mechanical rigs. Other capital additions for the three and six months ended June 30, 2011 included rig enhancements, such as top drives and pad drilling packages, as well as drillpipe and other capital maintenance. Additionally, during the three months ended June 30, 2011, the Company purchased office buildings, rig yards and surrounding land in West Texas and Arkansas for $800,000 and $1.2 million, respectively.

The six months ended June 30, 2011, included payments of $5.3 million for the purchase of a new mechanical rig, and $12.7 million related to upgrades and initial construction costs for two new mechanical rigs.

Working Capital

Our working capital was $18.2 million and $17.4 million at June 30, 2012 and December 31, 2011, respectively. Our current ratio, which we calculate by dividing our current assets by our current liabilities, was 1.5 at June 30, 2012 and December 31, 2011.

The changes in the components of our working capital were as follows (in thousands):

	June 30, 2012	December 31, 2011	Change
Cash and cash equivalents	$7	$7	$—
Accounts receivable	47,630	45,387	2,243
Inventories	943	832	111
Income tax recoverable	302	368	(66)
Prepaid expenses, deposits and other receivables	1,887	3,027	(1,140)
Deferred taxes	1,245	1,239	6

Current assets	52,014	50,860	1,154
Accounts payable	20,596	$21,513	(917)
Current portion of notes payable for equipment	287	120	167
Financed insurance premiums	482	1,057	(575)
Customer advances	94	—	94
Accrued expenses and other liabilities	12,331	10,811	1,520

Current liabilities	33,790	33,501	289

Working capital	$18,224	$17,359	$865

The $2.2 million increase in our accounts receivable at June 30, 2012, from December 31, 2011, was primarily due to timing of customer receipts.

The $1.1 million decrease in prepaid expenses, deposits and other receivables at June 30, 2012, from December 31, 2011, was primarily due to collections received related to the auction held in December 2011, vendor rebates and an insurance claim, as well as scheduled amortization of prepaid insurance.

The $917,000 decrease in accounts payable at June 30, 2012, from December 31, 2011, was primarily due to timing of vendor payments.

The $1.5 million increase in accrued expenses and other liabilities at June 30, 2012, from December 31, 2011, is primarily due to an increase in accrued payroll, as well as an increase in property tax and medical accrual. These decreases were partially offset by a decrease in deferred revenue.

Long-term Debt

Our long-term debt consisted of $104.2 million and $67.8 million of outstanding borrowings under our revolving credit facility at June 30, 2012, and December 31, 2011, respectively, as well as $52,000 and $70,000 of outstanding borrowings related to long-term borrowing for equipment at June 30, 2012, and December 31, 2011, respectively.

Contractual Obligations

We did not enter into any significant contractual obligations during the three and six months ended June 30, 2012.

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

We are subject to market risk exposure related to changes in interest rates on our revolving credit facility, which provides for interest on borrowings at a floating rate. At June 30, 2012, we had $104.2 million outstanding debt on our revolving credit facility. Assuming no change in the net principal balance, a hypothetical increase or decrease of 100 basis points in the interest rate would have a corresponding increase or decrease in our interest expense of approximately $1.042 million.

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

As of June 30, 2012, an evaluation was carried out under the supervision and with the participation of our management, including the CEO and the CFO, of the effectiveness of the design and operation of our disclosure controls. Based upon that evaluation, the CEO and the CFO concluded that, as of such date, the design and operation of these disclosure controls were effective to accomplish their objectives at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Refer to Note 9 “Commitments and Contingencies” of the financial statements for information on legal proceedings, such information being incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There have been no material changes during the quarter ended June 30, 2012 in our “Risk Factors” as discussed in detail in our 2011 Annual Report on Form 10-K. The risks described in our Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may, especially in a volatile economic environment, materially adversely affect our business, financial condition and/or operating results.

Items 2, 3, 4 and 5 are not applicable and have been omitted.

ITEM 6.	EXHIBITS

A list of the exhibits required by Item 601 of Regulation S-K to be filed as a part of this report is set forth in the Index to Exhibits on page 23, which immediately precedes such exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNION DRILLING, INC.

Dated: August 2, 2012	/s/ TINA L. CASTILLO
Tina L. Castillo
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

UNION DRILLING, INC.

INDEX TO EXHIBITS

Exhibit Number		Description

3.1	—	Form of Amended and Restated Certificate of Incorporation of Union Drilling (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 (File No. 333-127525) filed on August 15, 2005).

3.2	—	Form of Amended and Restated Bylaws of Union Drilling (incorporated by reference to Exhibit 3.1 to our Form 8-K (File No. 000-51630) filed on August 9, 2007).

31.1*	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.**

31.2*	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.**

32.1*	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.**

32.2*	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.**

101	—	Financial statements from the quarterly report on Form 10-Q of Union Drilling, Inc. for the quarter ended June 30, 2012, filed August 2, 2012, formatted in XBRL; (i) the Condensed Statements of Operations, (ii) Condensed Balance Sheets, (iii) Condensed Statement of Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows and (v) the Notes to Condensed Financial Statements.***

*	Filed with this Report.
**	This Certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. This Certification shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, whether made before or after the date hereof, except to the extent that the Company specifically incorporates it by reference.
***	The XBRL-related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.