Form 10-Q
period 2012-09-30
UNION DRILLING INC
filed 2012-11-02
CIK 1133260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 2, 2012, there were 25,228,816 shares of common stock, par value $0.01 per share, of the registrant issued and 21,398,534 shares outstanding.

UNION DRILLING, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Union Drilling, Inc.

Condensed Balance Sheets

(in thousands, except share data)

	September 30, 2012	December 31, 2011
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$7	$7
Accounts receivable (net of allowance for doubtful accounts of $538 and $1,409 at September 30, 2012 and December 31, 2011, respectively)	38,883	45,387
Inventories	944	832
Income tax recoverable	302	368
Prepaid expenses, deposits and other receivables	1,379	3,027
Deferred taxes	1,137	1,239

Total current assets	42,652	50,860
Intangible assets (net of accumulated amortization of $1,447 and $1,221 at September 30, 2012 and December 31, 2011, respectively)	753	979
Property, buildings and equipment (net of accumulated depreciation of $238,709 and $212,173 at September 30, 2012 and December 31, 2011, respectively)	314,992	289,429
Other assets	572	743

Total assets	$358,969	$342,011

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$14,596	$21,513
Current portion of notes payable for equipment	267	120
Financed insurance premiums	192	1,057
Customer advances	36	—
Accrued expenses and other liabilities	11,612	10,811

Total current liabilities	26,703	33,501
Revolving credit facility	100,569	67,813
Long-term notes payable for equipment	—	70
Deferred taxes	43,371	42,972

Total liabilities	170,643	144,356
Stockholders’ equity:
Common stock, par value $.01 per share; 75,000,000 shares authorized; 25,228,816 shares issued at both September 30, 2012 and December 31, 2011	252	252
Additional paid in capital	173,437	172,465
Retained earnings	34,707	35,828
Treasury stock; 3,830,282 and 2,080,700 shares at September 30, 2012 and December 31, 2011, respectively	(20,070)	(10,890)

Total stockholders’ equity	188,326	197,655

Total liabilities and stockholders’ equity	$358,969	$342,011

See accompanying notes to condensed financial statements.

Union Drilling, Inc.

Condensed Statements of Operations

(Unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Total revenues	$63,963	$66,744	$196,678	$182,663

Cost and expenses
Operating expenses	42,040	45,463	137,816	131,956
Depreciation and amortization	11,830	13,328	35,812	38,740
Impairment charge	—	808	—	808
General and administrative	8,257	7,023	23,234	21,523

Total cost and expenses	62,127	66,622	196,862	193,027

Operating income (loss)	1,836	122	(184)	(10,364)
Interest expense, net	(532)	(392)	(1,534)	(1,059)
(Loss) gain on disposal of assets	(170)	625	628	1,068
Other income (loss)	259	(138)	620	16

Income (loss) before income taxes	1,393	217	(470)	(10,339)
Income tax expense (benefit)	907	(400)	651	(2,926)

Net income (loss)	$486	$617	$(1,121)	$(7,413)

Income (loss) per common share:
Basic	$0.02	$0.03	$(0.05)	$(0.32)

Diluted	$0.02	$0.03	$(0.05)	$(0.32)

Weighted-average common shares outstanding:
Basic	21,398,534	23,191,345	22,074,231	23,188,169

Diluted	21,649,197	23,249,245	22,074,231	23,188,169

See accompanying notes to condensed financial statements.

Union Drilling, Inc.

Condensed Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2012	2011
Operating activities:
Net loss	$(1,121)	$(7,413)
Adjustments to reconcile net loss to cash flow provided by operating activities:
Depreciation and amortization	35,812	38,740
Impairment charge	—	808
Amortization of share-based compensation expense	972	950
Provision for doubtful accounts	42	219
Gain on disposal of assets	(628)	(1,068)
Expense (benefit) for deferred taxes	501	(2,493)
Changes in operating assets and liabilities:
Accounts receivable	6,462	(6,649)
Inventories	(112)	185
Income tax recoverable	66	(448)
Prepaid and other assets	1,819	1
Accounts payable	(2,540)	753
Accrued expenses and other liabilities	837	2,355

Cash flow provided by operating activities	42,110	25,940

Investing activities:
Purchases of machinery and equipment	(67,117)	(66,971)
Proceeds from sale of machinery and equipment	2,089	1,551

Cash flow used in investing activities	(65,028)	(65,420)

Financing activities:
Borrowings on line of credit	239,192	219,169
Repayments on line of credit	(206,436)	(179,928)
Cash overdrafts	130	863
Borrowings - other debt	250	240
Repayments - other debt	(1,038)	(918)
Exercise of stock options	—	57
Purchases of treasury stock	(9,180)	—

Cash flow provided by financing activities	22,918	39,483

Net increase in cash and cash equivalents	—	3
Cash and cash equivalents at beginning of period	7	4

Cash and cash equivalents at end of period	$7	$7

See accompanying notes to condensed financial statements.

Union Drilling, Inc.

Condensed Statement of Stockholders’ Equity

(Unaudited, in thousands, except share data)

	Common Stock		Additional Paid In Capital	Retained Earnings	Treasury Stock	Total
	Shares	$
Balance at January 1, 2012	23,148,116	$252	$172,465	$35,828	$(10,890)	$197,655
Share-based compensation	—	—	972	—	—	972
Purchase of treasury stock	(1,749,582)	—	—	—	(9,180)	(9,180)
Net loss	—	—	—	(1,121)	—	(1,121)

Balance at September 30, 2012	21,398,534	$252	$173,437	$34,707	$(20,070)	$188,326

See accompanying notes to condensed financial statements.

UNION DRILLING, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2012

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

To conform to the presentation of the September 30, 2012 statement of cash flows, certain balances have been reclassified on the comparative September 30, 2011 statement.

On September 24, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sidewinder Drilling Inc. (“Sidewinder”) and Fastball Acquisition Inc. (“Fastball”), a wholly-owned subsidiary of Sidewinder, under which Sidewinder will acquire all of the Company’s outstanding shares of common stock for $6.50 per share. The merger is expected to be consummated during the fourth quarter of 2012. On October 5, 2012, a tender offer was filed with the Securities and Exchange Commission by Sidewinder, detailing the purchase of the Company. The tender offer is set to expire at 12:00 midnight (New York time) at the end of the day on November 2, 2012, unless the tender offer is extended.

The Merger Agreement contains representations and warranties and covenants customary for a transaction of this nature, including a covenant of the Company to conduct its business in the ordinary course and not to take certain specified actions prior to consummation of the merger. The Merger Agreement can also be terminated by us or Sidewinder under certain other circumstances. In connection with certain terminations, we will be required to pay Sidewinder a termination fee equal to $5.0 million, and in connection with certain other terminations, Sidewinder will be required to pay us a termination fee equal to $10.0 million. Additionally, the Company will be required to pay the reasonable expenses of Sidewinder in an amount not to exceed $2.0 million in connection with certain terminations.

Beginning on October 3, 2012, two putative class action lawsuits were filed in the District Court of Tarrant County, Texas against the Company, its board of directors, Sidewinder and Fastball challenging the proposed transaction. The two actions, which have been consolidated under the caption In re Union Drilling, Inc. Shareholder Litigation, Cause No. 342-262036-12 (the “Consolidated Action”), allege that the Company's board of directors breached their fiduciary duties to the public shareholders of the Company by approving the proposed transaction and by failing to take steps to maximize the value of the Company, and that the Company, Sidewinder, and Fastball aided and abetted such breaches. The actions also allege that the Schedule 14D-9 filed by the Company on October 5, 2012 omitted certain material information. On October 18, 2012, the parties to the Consolidated Action reached an agreement in principle providing for the settlement of the action on the terms and conditions set forth in a memorandum of understanding, dated October 18, 2012 (the “MOU”). Pursuant to the MOU, the defendants made and publicly filed certain supplemental disclosures in an amendment to the Schedule 14D-9 in exchange for dismissal of the Consolidated Action on the merits and a customary release of defendants. The proposed settlement is conditioned on, among other things, consummation of the proposed transaction, completion of certain confirmatory discovery, class certification, and final approval by the Court following notice to the Company’s shareholders.

On October 19, 2012, another purported stockholder of the Company filed a lawsuit in the United States District Court for the Northern District of Texas, captioned Lewis. v. O'Neill, No: 3:12-cv-04213-G, against the same defendants who are named in the Consolidated Action. The lawsuit filed in federal court contains similar allegations as set forth in the Consolidated Action, and asserts individual and class action claims under state law and the Securities Exchange Act of 1934. On October 24, 2012, the parties to the federal action filed an agreed motion to stay that action pending the outcome of the final settlement hearing in the Consolidated Action. It is possible that other similar lawsuits may be filed, and following the consummation of the merger, would be the successor company’s liability.

During the three and nine months ended September 30, 2012, we incurred $1.4 million and $1.7 million of acquisition-related expenses that have been included in general and administrative expenses in the accompanying condensed statements of operations.

We periodically assess the need for an impairment of our property, buildings and equipment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We performed an impairment test at September 30, 2012, to determine whether our carrying value exceeds the estimated undiscounted future cash flows. Cash flows under a held and used methodology were estimated by management considering factors such as expectations of future industry trends and the impact on dayrates, utilization and operating expenses; historical performance of the asset; the remaining expected life of the asset; any cash investment required to make the asset more marketable; suitability, specification and size of the rig; and terminal value, as well as overall competitive dynamics. No impairment was required for the three and nine months ended September 30, 2012. Use of different assumptions could result in an impairment charge.

2.	Recent Accounting Pronouncements

In June 2011, ASU No. 2011-05, Comprehensive Income (Topic 220); was issued. ASU No. 2011-05 is intended to create consistency between U.S. GAAP and International Financial Reporting Standards (“IFRS”) on the definition of comprehensive income, and how to present comprehensive income. Under ASU No. 2011-5, for companies that report items of other comprehensive income, there is a requirement to present comprehensive income along with net income in either a single continuous statement or two separate but consecutive statements. Effective January 1, 2012, we adopted ASU No. 2011-05 which did not have an impact to our financial position or results of operation. There were no differences between comprehensive income (loss) and reported net income (loss) in the periods presented.

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

We do not have any financial instruments for which estimates of fair value utilize Level 3 inputs.

4.	Accounts Receivable

Accounts receivable consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Billed receivables	$38,709	$45,320
Unbilled receivables	860	1,743
Reserve for sales credits	(148)	(267)

Total receivables	39,421	46,796
Allowance for doubtful accounts	(538)	(1,409)

Net receivables	$38,883	$45,387

Unbilled receivables represent recorded revenue for contract drilling services performed that is billable by the Company at future dates based on contractual payment terms, and is anticipated to be billed and collected in the quarter following the balance sheet date.

5.	Related Party Transactions

On March 9, 2012, we entered into a six month drilling contract with Jones Energy, Ltd. (“Jones”), an entity in which Metalmark Capital LLC has an equity ownership interest. Two managing directors of Metalmark Capital LLC are members of our Board of Directors and also serve on Jones’ Board of Directors. This drilling contract, which ended September 20, 2012, resulted in $958,000 and $2.7 million of revenue for the three and nine months ended September 30, 2012, respectively. The related accounts receivable balance with Jones at September 30, 2012, was $725,000.

6.	Property, Buildings and Equipment

Major classes of property, buildings and equipment are as follows (in thousands):

	September 30, 2012	December 31, 2011
Land	$1,935	$1,935
Buildings	3,058	2,921
Drilling and related equipment	478,646	448,715
Vehicles	15,198	12,484
Furniture and fixtures	190	190
Information systems\	4,176	3,786
Leasehold improvements	126	126
Construction in progress	50,372	31,445

	553,701	501,602
Accumulated depreciation	(238,709)	(212,173)

	$314,992	$289,429

For the three months ended September 30, 2012, additions to drilling equipment included $5.9 million in payments toward three new electric rigs, the first of which was placed into service in September 2012, the second of which was mobilizing at September 30, 2012, and the remaining rig is under construction and is expected to be delivered in November 2012. Other capital additions for the three months ended September 30, 2012, included generators, hydraulic catwalks, and topdrives, as well as other rig upgrades and capital additions.

During the nine months ended September 30, 2012, additions to drilling equipment included progress payments of $28.6 million toward the purchase and construction of four new rigs, two of which were completed and placed into service in the Fayetteville and Marcellus shales. Of the remaining two rigs, one was mobilizing as of September 30, 2012, and the remaining rig is under construction and expected to be delivered in November 2012. Other capital additions for the nine months ended September 30, 2012, included topdrives, mudpumps, generators and hydraulic catwalks, iron roughnecks and drillpipe and collars as well as other rig upgrades and capital additions.

During the nine months ended September 30, 2012, and 2011, we capitalized $889,000 and $402,000, respectively, of interest costs incurred during the construction periods of certain drilling equipment.

7.	Accrued Expenses and Other Liabilities

A detail of accrued expenses and other liabilities is as follows (in thousands):

	September 30, 2012	December 31, 2011
Payroll and bonus	$3,655	$3,900
Workers’ compensation	2,145	2,373
Medical claims	1,628	1,099
Deferrred revenue	800	1,925
Other taxes	1,238	483
Other	2,146	1,031

	$11,612	$10,811

Other taxes include sales and use, franchise and property taxes.

8.	Debt Obligations

On April 27, 2011, we entered into an Amended and Restated Revolving Credit and Security Agreement with PNC Bank, for itself and as agent for a group of lenders (“Credit Facility”). The Credit Facility matures April 27, 2016 and provides for a borrowing base equal to $150 million. Amounts outstanding bear interest, depending upon facility usage, at either (i) the higher of the Federal Funds Open Rate plus 50 to 100 basis points or PNC Bank’s base commercial lending rate (4.0% at September 30, 2012) or (ii) LIBOR plus 225 to 275 basis points (2.7% at September 30, 2012). Interest on outstanding loans is due monthly for domestic rate loans and at the end of the relevant interest period for LIBOR loans. Depending upon our facility usage, we are assessed an unused line fee of 25 to 50 basis points on the available borrowing capacity, which was $45.2 million at September 30, 2012. There is a $10.0 million sublimit for letters of credit issued under the Credit Facility. We will incur a prepayment penalty if the Credit Facility is terminated prior to April 2014 unless there is a change in control, such as the acquisition of the Company by Sidewinder, as more fully discussed in Note 1. As of September 30, 2012, we had a loan balance of $100.6 million under the Credit Facility, and an additional $4.2 million of the total capacity was utilized to support our letter of credit requirements.

In general, the Credit Facility is secured by substantially all of our assets. The forced liquidation value of our assets serving as collateral is determined at least annually by an independent appraisal, with adjustments for acquisitions and dispositions between appraisals. The Credit Facility contains affirmative and negative covenants and also provides for events of default typical for such an agreement. Among the affirmative covenants are requirements to maintain a specified tangible net worth. As of September 30, 2012, our actual tangible net worth was $187.6 million compared to the required minimum tangible net worth of $159.0 million. Among the negative covenants are restrictions on major corporate transactions, incurrence of indebtedness and amendments to our organizational documents. Events of default would include a change in control and any change in our operations or a condition which has a material adverse effect. As discussed in Note 1, the Company is expected to be acquired by Sidewinder during the fourth quarter of 2012, and at closing, Sidewinder intends to repay all borrowings under the credit facility. As of September 30, 2012, we were in compliance with all of our covenants.

We use our Credit Facility to pay for rig acquisitions and for working capital requirements and it may also be used, subject to certain conditions, to repurchase our common stock and/or pay a cash dividend. See Note 10 for discussion of our share repurchase program.

In addition, the Company has entered into various equipment-specific financing agreements with various third-party financing institutions. The terms of these agreements have initial terms ranging from 18 to 24 months. As of September 30, 2012, and December 31, 2011, the total outstanding balance under these arrangements was approximately $267,000 and $190,000, respectively, and is classified, according to payment date, in current portion of notes payable for equipment and long-term notes payable for equipment in the accompanying balance sheets. At September 30, 2012, the stated interest rate on these borrowings is zero percent.

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

As of September 30, 2012, we have agreements with Integrated Drilling Equipment Holdings, Inc. for the construction and completion of two new electric rigs and the remaining commitment associated with these rigs, and related equipment, along with a withhold payment for the first rig, is approximately $5.3 million.

10.	Stockholders’ Equity

As of September 30, 2012, the number of authorized shares of common stock was 75,000,000 shares, of which 21,398,534 were outstanding, and 1,604,273 were reserved for future issuance through the Company’s equity based plans. The number of authorized shares of preferred stock was 100,000 shares at September 30, 2012. No shares of preferred stock were outstanding or reserved for future issuance.

On September 29, 2011, the Company’s Board of Directors approved the 2011 Union Drilling, Inc. Share Repurchase Program under which up to three million shares of the Company’s outstanding common stock may be repurchased. On June 8, 2012, we suspended this repurchase program; as such, no shares were repurchased during the three months ended September 30, 2012, and 1,749,582 shares were repurchased at an average price, including commission, of $5.25 for the nine months ended September 30, 2012.

11.	Earnings (Loss) Per Common Share

Basic earnings (loss) per share is based on the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share includes the dilutive effect of stock options and restricted stock.

The following table presents a reconciliation of the numerators and denominators of basic earnings per share and diluted earnings per share computations for the three months ended September 30, 2012, and September 30, 2011 when the Company’s stock compensation awards were not antidilutive (in thousands, except share and per share data):

	Three Months Ended September 30,
	2012	2011
Net income	$486	$617

Weighted average shares outstanding	21,398,534	23,191,345
Incremental shares from assumed conversion of stock options and RSU’s	250,663	57,900

Weighted average and assumed incremental shares	21,649,197	23,249,245

Earnings per share:
Basic	$0.02	$0.03

Diluted	$0.02	$0.03

Basic earnings per share have been computed by dividing net income by weighted average shares outstanding.

Diluted earnings per share have been computed by dividing net income by weighted average and assumed incremental shares.

Approximately 1,198,000 and 630,000 weighted average options and restricted stock units to purchase shares of our common stock were excluded from the computation of diluted income per share for the three months ended September 30, 2012, and 2011, respectively, because the effect of including them would have been antidilutive.

Because we incurred a net loss in the nine months ended September 30, 2012, and September 30, 2011, basic and diluted loss per share for these periods were calculated as our net loss divided by the weighted average shares outstanding. Approximately 1,096,000 and 630,000 weighted average options and restricted stock units to purchase shares of our common stock were excluded from the computation of diluted loss per share for the nine months ended September 30, 2012, and 2011, respectively, because the effect of including them would have been antidilutive.

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

For the three and nine months ended September 30, 2012, the Company recorded stock-based compensation expense of $328,000 ($209,000, net of tax) and $975,000 ($618,000, net of tax), respectively, which is included in general and administrative expense. For the three and nine months ended September 30, 2011, the Company recorded stock-based compensation expense of $318,000 ($207,000 net of tax) and $990,000 ($655,000 net of tax), respectively. Total unamortized stock-based compensation was $2.4 million at September 30, 2012, and will be recognized over a weighted average service period of 2.0 years.

Stock options. Stock options typically vest over a three or four year period and, unless earlier exercised or forfeited, expire on the tenth anniversary of the grant date. A summary of stock option activity for the nine months ended September 30, 2012 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2012	895,091	$9.80
Granted	25,000	$5.22
Forfeited	(4,500)	$6.32

Outstanding at September 30, 2012	915,591	$9.70	5.3	$359,305

Options exercisable at September 30, 2012	749,735	$10.46	4.8	$293,125

The weighted average fair value of options granted during the nine months ended September 30, 2012 was $3.47. The fair value of option grants is determined using the Black-Scholes option valuation model. The key input variables used in valuing these options were: risk free interest rate of 0.83%; stock price volatility of 84.97%; dividend yield of zero; and expected term of five years. No options were granted during the three months ended September 30, 2012 and no options were granted during the three and nine months ended September 30, 2011.

New shares of common stock are issued to satisfy options exercised. No stock options were exercised during the three and nine months ended September 30, 2012. During the three and nine months ended September 30, 2011, zero and 9,000 options, respectively, were exercised. Cash received from the exercise of options for the nine months ended September 30, 2011 was $57,000. The total intrinsic value of options exercised during the nine months ended September 30, 2011 was $29,000.

A summary of options outstanding as of September 30, 2012, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Years of Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$3.80 to $9.89	457,936	6.5	$5.89	292,080	$5.71
$12.75 to $14.62	457,655	4.0	$13.50	457,655	$13.50

	915,591			749,735

Restricted stock awards. Restricted stock awards consist of restricted stock unit grants of our common stock and are time vested over three to seven years and for a certain award granted to our Chief Executive Officer (“CEO”) contain a performance requirement. We recognize compensation expense on a straight-line basis over the vesting period. The fair value of restricted stock unit awards is determined based on the closing price of our shares on the grant date. As of September 30, 2012, there was $2.0 million of total unrecognized compensation cost related to unvested restricted stock awards. The cost is expected to be recognized over a weighted average period of 2.2 years.

As of September 30, 2012, 367,000 restricted stock units were outstanding, at a weighted average grant date fair value of $12.37 per unit. No restricted stock units were granted during the three and nine months ended September 30, 2012, and no restricted stock unit awards vested. During the nine months ended September 30, 2012, 3,000 restricted stock units were forfeited at a weighted average grand date fair value of $7.10.

Of the outstanding restricted stock unit awards, 200,000 restricted stock units are subject to both performance and service criteria, of which the performance criteria for 50,000 restricted stock units were vested as of September 30, 2012.

As part of the Merger Agreement, as more fully described in Note 1, all outstanding stock options and restricted stock units will be cancelled. In consideration for this cancellation, each option holder will receive an amount in cash, for each share of the Company’s common stock subject to an option outstanding at the time of the merger’s completion, equal to the product obtained by multiplying (x) the aggregate number of shares underlying each stock option held by an option holder and (y) $6.50, less the per share exercise price for such option; each restricted stock unit holder will receive $6.50 per outstanding restricted stock unit.

Employee retirement plan

The Company has a 401(k) plan available to all eligible employees. Company contributions to the plan are discretionary. The Company made matching cash contributions of $107,000 and $294,000 for the three and nine months ended September 30, 2012, respectively, and $105,000 and $279,000 during the three and nine months ended September 30, 2011, respectively.

13.	Income Taxes

Income tax expense for the three months ended September 30, 2012, was $907,000 at an effective tax rate of 65.1% of pre-tax book income. Income tax expense for the nine months ended September 30, 2012, was $651,000 at an effective rate of (138.5)% of pre-tax book loss. Income tax expense for the three months ended September 30, 2011, was $400,000, which represented an effective rate of (184.3)% of pre-tax book income. Income tax benefit for the nine months ended September 30, 2011, was $2.9 million which represented an effective rate of 28.3% of pre-tax book loss. These rates differ from the statutory rate of 35% primarily due to state income taxes, permanent book/tax differences such as those associated with the 50% deduction limitation on per diem payments for meals, and non-cash compensation.

At September 30, 2012, and December 31, 2011, we did not have any unrecognized tax benefits.

Interest and penalties related to uncertain tax positions are classified as interest expense and general and administrative expenses, respectively. There were no interest and penalties related to uncertain tax positions for the three or nine months ended September 30, 2012. During the three and nine months ended September 30, 2011, the Company recognized interest cost reversals of $22,500 and $17,500 in interest expense, respectively, related to unrecognized tax benefits.

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

On September 24, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sidewinder Drilling Inc. (“Sidewinder”) and Fastball Acquisition Inc. (“Fastball”), a wholly-owned subsidiary of Sidewinder, under which Sidewinder will acquire all of the Company’s outstanding shares of common stock for $6.50 per share. See Note 1 “Business and Basis of Presentation” of the unaudited condensed financial statements for further information.

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

The following table summarizes management’s key indicators of financial performance.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue days	3,335	3,868	10,429	10,847
Average number of marketed rigs	50.3	70.8	50.0	70.9
Marketed rig utilization rates	72.0%	59.4%	76.4%	56.0%
Revenue per revenue day	$19,179	$17,255	$18,859	$16,840
Operating expenses per revenue day	$12,606	$11,754	$13,215	$12,165
Drilling margin per revenue day	$6,573	$5,501	$5,644	$4,675
EBITDA (in thousands)	$13,755	$14,745	$36,876	$30,268

Our business is substantially dependent on and affected by the level of U.S. land-based oil and natural gas exploration and development activity. Since the global economic crisis in 2008, oil prices have rebounded while natural gas prices have not. Since that time, we experienced improvement in our marketed rig utilization rates as well as improvement in our revenue per revenue day due to upgrades in our drilling fleet, and a shift to oil drilling. Our operating expenses per revenue day have also increased due to more complex drilling required for unconventional and shale plays, higher wages across certain of our markets, an enhanced focus on retention and safety initiatives, and in 2012, as a result of certain relocation costs, as several of our rigs transitioned from primarily natural gas drilling to oil and liquids-rich areas.

Average number of marketed rigs represents the average number of rigs we owned and marketed during the period. On September 15, 2011, we sold a marketed rig in a private transaction. Additionally, during December 2011, we sold 20 of our marketed rigs in an auction, which decreased the number of our marketed rigs at December 31, 2011 to 50.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Calculation of EBITDA:
Net income (loss)	$486	$617	$(1,121)	$(7,413)
Impairment charge	—	808	—	808
Interest expense, net	532	392	1,534	1,059
Income tax expense (benefit)	907	(400)	651	(2,926)
Depreciation and amortization	11,830	13,328	35,812	38,740

EBITDA	$13,755	$14,745	$36,876	$30,268

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Calculation of drilling margin:
Operating income (loss)	$1,836	$122	$(184)	$(10,364)
Depreciation and amortization	11,830	13,328	35,812	38,740
Impairment charge	—	808	—	808
General and administrative	8,257	7,023	23,234	21,523

Drilling margin	$21,923	$21,281	$58,862	$50,707

Revenue days	3,335	3,868	10,429	10,847

Drilling margin per revenue day	$6,573	$5,501	$5,644	$4,675

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

Statements of Operations Analysis

The following table provides selected information about our operations (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$63,963	$66,744	$196,678	$182,663

Operating expenses	42,040	45,463	137,816	131,956

Depreciation and amortization	11,830	13,328	35,812	38,740
Impairment	—	808	—	808
General and administrative expenses	8,257	7,023	23,234	21,523
Interest expense, net	532	392	1,534	1,059
Other income (loss) and gain (loss) on disposal of assets	89	487	1,248	1,084
Income tax expense (benefit)	907	(400)	651	(2,926)

Revenues. Our revenues decreased by $2.8 million, or 4%, during the three months ended September 30, 2012, compared to the same period in 2011. This decrease was primarily due decreased utilization, given the decline in natural gas prices, as revenue days decreased to 3,335 during the three months ended September 30, 2012 from 3,868 during the same period in 2011. This decrease was offset by an increase in revenue per revenue day to $19,179 during the three months ended September 30, 2012, from $17,255 for the same period in 2011, primarily due to the addition of three new rigs in 2011 and two new rigs in 2012. These rigs had a higher average dayrate than certain operating rigs in 2011.

The $14.0 million, or 8%, increase in revenues for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, was due to the increase in dayrates. Dayrates increased to $18,859 during the nine months ended September 30, 2012, from $16,840 during the same period in 2011. Revenue per revenue day increased due to the addition of three new rigs in 2011 and two new rigs in 2012. These rigs had a higher average dayrate than certain operating rigs in 2011; additionally, we sold certain smaller rigs in an auction held in December 2011. This increase was partially offset by a decrease in utilization as revenue days decreased to 10,429 from 10,847 during the nine months ended September 30, 2012, compared to the same period in 2011, respectively.

Operating expenses. Our operating expenses decreased by $3.4 million or 8%, during the three months ended September 30, 2012, compared to the same period in 2011, due to the decrease in utilization, as described above. This decrease was offset by an increase in operating costs per day to $12,606 for the three months ended September 30, 2012, from $11,754 for the three months ended September 30, 2011. The increase was due to higher employment costs, safety initiatives, retention and training costs.

Our operating expenses increased $5.9 million or 4% during nine months ended September 30, 2012, compared to the same periods in 2011, due to the increase in operating costs per day. Operating costs per day increased to $13,215 for the nine months ended September 30, 2012, compared to $12,165 during the nine months ended September 30, 2011. The increase was primarily due to higher employment costs, increased costs related to safety initiatives, retention efforts and training costs, and as a result of certain relocation costs as several of our rigs transitioned to oil and liquids rich areas.

Depreciation and amortization. The decrease in depreciation and amortization expense during the three and nine months ended September 30, 2012, compared to the same periods in 2011, was due to the disposition of assets in an auction held in December 2011.

Impairment. There was no impairment during the three and nine months ended September 30, 2012. The impairment during the three and nine months ended September 30, 2011, was due to the decision in 2011 to auction certain of our older, smaller rigs.

General and administrative expenses. Our general and administrative expenses during the three and nine months ended September 30, 2012, compared to the same periods in 2011, increased $1.2 million, or 17%, and $1.7 million, or 8%, respectively. These increases were primarily attributable to legal and advisory costs related to the acquisition of Union Drilling by Sidewinder, as more fully described in “Company Overview.” Additionally, increases to general and administrative expenses include higher employment costs due to increased wages and increased property tax expense.

Interest expense, net. The increase in interest expense for the three and nine months ended September 30, 2012, compared to the same periods in 2011, was primarily attributable to the increase in the average outstanding balance of our revolving credit facility primarily in support of our rig building program.

Other income and gain (loss) on disposal of assets. Other income (loss) and gain (loss) on disposal of assets decreased by $398,000 for the three months ended September 30, 2012, compared to the same period in 2011, due to the sale of a marketed rig in a private transaction during the three months ended September 30, 2011. There were no such sales during the three months ended September 30, 2012.

Other income (loss) and gain (loss) on disposal of assets increased by $164,000 during the nine months ended September 30, 2012, compared to the same period in 2011, due to various sales of equipment.

Income tax expense (benefit). The increase in income tax expense during the three months ended September 30, 2012, and the decrease in income tax benefit for the nine months ended September 30, 2012, as compared to the same periods in 2011, was primarily due to a change in the effective tax rate, and the decrease in pre-tax loss for the nine months ended September 30, 2012. Our effective income tax rate of 65.1% and (138.5)% for the three and nine months ended September 30, 2012, respectively, differs from the federal statutory rate of 35% due to state income taxes and permanent book/tax differences such as those associated with the 50% deduction limitation on per diem meals expense and stock-based compensation.

Liquidity and Capital Resources

Our operations have historically generated sufficient cash flow to meet our requirements for debt service and equipment expenditures (excluding major business and asset acquisitions). Cash flow provided by operating activities during the first nine months of 2012 was $42.1 million compared to $25.9 million during the first nine months of 2011. This increase in cash flow from operating activities was primarily due to the decrease in net loss and the timing collections of accounts receivables.

Our cash flow from operations was primarily used to invest in new equipment.

During the first nine months of 2012 and 2011, cash used in investing activities totaled $65.0 million and $65.4 million, respectively. During the nine months ended September 30, 2012, additions to drilling equipment included progress payments of $28.6 million toward the purchase and construction of four new rigs, of which two were completed and placed into service in the Fayetteville and Marcellus shales. Of the remaining two rigs, one was mobilizing as of September 30, 2012 and the remaining rig is under construction and expected to be delivered in November 2012. Other capital additions for the nine months ended September 30, 2012, included topdrives, mudpumps, generators and hydraulic catwalks, iron roughnecks and drillpipe and collars as well as other rig upgrades and capital additions.

During the nine months ended September 30, 2011, additions to drilling equipment included progress payments of $23.6 million for four new rigs and payments of $5.3 million for the purchase of a 1,000 hp mechanical rig which deployed during June 2011. Other capital additions for the nine months ended September 30, 2011 included topdrives, mudpumps, iron roughnecks and drillpipe and collars, as well as other rig upgrades and capital additions. Additionally, during the nine months ended September 30, 2011, the Company also purchased office buildings, rig yards and surrounding land in West Texas and Arkansas for $800,000 and $1.2 million, respectively.

Cash flow provided by financing activities was $22.9 million in the first nine months of 2012, compared to $39.5 million of cash flow provided by financing activities for the first nine months of 2011. During the nine months ended September 30, 2012, we purchased 1,749,582 shares of our common stock for $9.2 million under a share repurchase program. On June 8, 2012, we suspended this program.

We believe cash generated by our operations and our ability to borrow the currently unused portion of our revolving credit facility of $45.2 million at September 30, 2012, after reductions for approximately $4.2 million outstanding letters of credit, should allow us to meet our routine financial obligations for the foreseeable future.

Sources of Capital Resources

Our rig fleet has grown from 12 rigs in 1997 to 51 marketed rigs at September 30, 2012. We have financed this growth with a combination of debt and equity financing, as well as operating cash flows. At September 30, 2012, our total debt to total capital was 35%.

See Note 8 “Debt Obligations” of the unaudited condensed financial statements for information on the Company’s debt agreements as sources of capital resources, such information being incorporated herein by reference.

Uses of Capital Resources

For the three and nine months ended September 30, 2012, and 2011, the additions to our property and equipment consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Land and buildings	$200	$157	$371	$2,224
Drilling and related equipment	12,271	28,555	61,449	65,817
Vehicles	445	487	1,883	1,933
Furniture and fixtures	13	—	40	—
Information systems	12	336	145	481

Property and equipment additions	12,941	29,535	63,888	70,455
Plus adjustments for non-cash transactions:
Cash paid in current period for prior period accruals	5,815	2,869	6,006	2,616
Current period accruals	(2,777)	(6,100)	(2,777)	(6,100)

Cash used for purchases of machinery and equipment	$15,979	$26,304	$67,117	$66,971

For the three months ended September 30, 2012, additions to drilling equipment included $5.9 million in progress payments for rigs under construction. Other capital additions for the three months ended September 30, 2012, included generators and hydraulic catwalks, as well as other rig upgrades and capital additions.

During the nine months ended September 30, 2012, additions to drilling equipment included payments of $28.6 for rigs under construction. Other capital additions for the nine months ended September 30, 2012, included top drives, mudpumps, iron roughnecks, generators, hydraulic catwalks and drillpipe and collars, as well as other rig upgrades and capital additions.

For the three months ended September 30, 2011, additions to drilling equipment included payments of $19.0 million for rigs under construction. Other capital additions for the three months ended September 30, 2011, included rig enhancements, such as top drives, mud pumps and drawworks, as well as drillpipe as well as other rig upgrades and capital additions.

During the nine months ended September 30, 2011, additions to drilling equipment included progress payments of $23.6 million for rigs under construction. Other capital additions for the nine months ended September 30, 2011 included topdrives, mudpumps, iron roughnecks and drillpipe and collars, as well as other rig upgrades and capital additions. Additionally, during the nine months ended September 30, 2011, the Company also purchased office buildings, rig yards and surrounding land in West Texas and Arkansas for $800,000 and $1.2 million, respectively.

Working Capital

Our working capital was $15.9 million and $17.4 million at September 30, 2012, and December 31, 2011, respectively. Our current ratio, which we calculate by dividing our current assets by our current liabilities, was 1.6 at September 30, 2012, compared to 1.5 at December 31, 2011.

The changes in the components of our working capital were as follows (in thousands):

	September 30, 2012	December 31, 2011	Change
Cash and cash equivalents	$7	$7	$—
Accounts receivable	38,883	45,387	(6,504)
Inventories	944	832	112
Income tax recoverable	302	368	(66)
Prepaid expenses, deposits and other receivables	1,379	3,027	(1,648)
Deferred taxes	1,137	1,239	(102)

Current assets	42,652	50,860	(8,208)

Accounts payable	14,596	21,513	(6,917)
Current portion of notes payable for equipment	267	120	147
Financed insurance premiums	192	1,057	(865)
Customer advances	36	—	36
Accrued expenses and other liabilities	11,612	10,811	801

Current liabilities	26,703	33,501	(6,798)

Working capital	$15,949	$17,359	$(1,410)

The $6.5 million decrease in accounts receivable at September 30, 2012, compared to December 31, 2011, was primarily due to timing of customer receipts as well as decreased revenues for the three months ended September 30, 2012, compared to the three months ended December 31, 2011.

The $1.6 million decrease in prepaid expenses, deposits and other receivables at September 30, 2012, from December 31, 2011, was primarily due to collections received related to the auction held in December 2011, vendor rebates and an insurance claim, as well as scheduled amortization of prepaid insurance.

The $6.9 million decrease in accounts payable at September 30, 2012, from December 31, 2011, was primarily due to a decrease in operating expenses due to decreased utilization as well as timing of vendor payments.

The $865,000 decrease in financed insurance premiums at September 30, 2012, from December 31, 2011, was primarily due scheduled payments of our financed insurance premiums for the nine months ended September 30, 2012.

The $801,000 increase in accrued expenses and other liabilities at September 30, 2012, from December 31, 2011, is primarily due to accrued legal fees relating to the Company’s acquisition by Sidewinder, as more fully described in “Company Overview”.

Long-term Debt

Our long-term debt consisted of $100.6 million and $67.8 million of outstanding borrowings under our revolving credit facility at September 30, 2012, and December 31, 2011, respectively, as well as zero and $70,000 of outstanding borrowings related to long-term borrowing for equipment at September 30, 2012, and December 31, 2011, respectively.

Contractual Obligations

On September 24, 2012, we entered into a definitive agreement and plan of merger, as more fully described in “Company Overview”.

Inflation

Inflation did not have a significant effect on our results of operations in any of the periods reported.

Off Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements.

Recently Issued Accounting Standards

See Note 2 “Recent Accounting Pronouncements” of the unaudited condensed financial statements for recently issued accounting standards, such information being incorporated herein by reference.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk exposure related to changes in interest rates on our revolving credit facility, which provides for interest on borrowings at a floating rate. At September 30, 2012, we had $100.6 million outstanding debt on our revolving credit facility. Assuming no change in the net principal balance, a hypothetical increase or decrease of 100 basis points in the interest rate would have a corresponding increase or decrease in our interest expense of approximately $1.0 million.

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

As of September 30, 2012, an evaluation was carried out under the supervision and with the participation of our management, including the CEO and the CFO, of the effectiveness of the design and operation of our disclosure controls. Based upon that evaluation, the CEO and the CFO concluded that, as of such date, the design and operation of these disclosure controls were effective to accomplish their objectives at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Refer to Note 9 “Commitments and Contingencies” of the unaudited condensed financial statements for information on legal proceedings, such information being incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There have been no material changes during the quarter ended September 30, 2012, in our “Risk Factors” as discussed in detail in our 2011 Annual Report on Form 10-K, except as described below. The risks described in our Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may, especially in a volatile economic environment, materially adversely affect our business, financial condition and/or operating results.

Failure To Complete the Merger with Sidewinder Could Negatively Affect Us.

On September 24, 2012, we entered into the Merger Agreement with Sidewinder and Fastball as more fully described in Note 1 of the unaudited condensed financial statements included herein. There is no assurance that the conditions to the completion of the tender offer or consummation of the merger will be satisfied. In connection with the proposed merger with Sidewinder, we and our stockholders will be subject to several risks, including the following:

•

the current market price of our common stock reflects a market assumption that the tender offer will be consummated and the merger will occur, and a failure to consummate the tender offer or complete the merger could result in a decline in the market price of our common stock;

•

certain costs relating to the merger and the tender offer, such as legal and accounting fees, are payable by us whether or not the merger is completed, and we could incur unexpected additional costs in connection with the merger;

•

upon termination of the Merger Agreement under certain circumstances, the Company would be required to pay Sidewinder a termination fee equal to $5 million and upon certain other circumstances, the Company would be required to reimburse certain expenses of Sidewinder and Fastball in an amount not to exceed $2 million, which could adversely affect our financial results;

•

there may be substantial disruption to our business and a distraction of our management and employees from day-to-day operations because matters related to the merger may require substantial commitments of their time and resources, which could adversely affect our operations and financial results;

•

pending the closing of the merger, the Merger Agreement restricts the Company from engaging in certain actions without Sidewinder’s consent, which could prevent us from pursuing business opportunities that may arise prior to the closing of the merger, and the Company will be subject to business uncertainties that could adversely affect our operations and financial results;

•

if the Merger Agreement is required to be adopted by our stockholders and our stockholders do not vote to adopt the Merger Agreement, or if the merger is not consummated for any other reason, there can be no assurance that any other transaction acceptable to us will be offered or that our business, prospects, or results of operations will not be adversely affected;

•	the length of time necessary to consummate the merger may be longer than anticipated;

•	uncertainty about the effect of the merger may adversely affect our relationships with our employees, customers, suppliers, and other persons with whom we have business relationships; and

•

we are aware of a number of lawsuits that have been filed against us as a result of the announcement of the Merger Agreement and there may be additional lawsuits filed against us relating to the merger, and an adverse judgment in such lawsuits may increase the costs relating to the merger or prevent the merger from becoming effective or from becoming effective within the expected timeframe.

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

UNION DRILLING, INC.

Dated: November 2, 2012	/s/ Tina L. Castillo
Tina L. Castillo
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

UNION DRILLING, INC.

INDEX TO EXHIBITS

Exhibit Number		Description
2.1	—	Agreement and Plan of Merger, dated as of September 24, 2012, by and among Union Drilling, Inc., Sidewinder Drilling Inc. and Fastball Acquisition Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on September 28, 2012)
2.2	—	Tender and Voting Agreement, dated as of September 24, 2012, by and between Sidewinder Drilling Inc. and Union Drilling Company LLC. (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed on September 28, 2012)
2.3	—	Tender and Voting Agreement, dated as of September 24, 2012, by and between Sidewinder Drilling Inc. and each of Christopher D. Strong, Tina L. Castillo and David S. Goldberg. (incorporated by reference to Exhibit 2.3 to our Current Report on Form 8-K filed on September 28, 2012)
2.4	—	Contribution, Non-Tender and Support Agreement, dated as of September 24, 2012 by and between Sidewinder Drilling Inc., Wolf Marine S.A. and Lucky Star Ltd. (incorporated by reference to Exhibit 2.4 to our Current Report on Form 8-K filed on September 28, 2012)
2.5	—	Contribution, Non-Tender and Support Agreement, dated as of September 24, 2012 by and between Sidewinder Drilling Inc. and Steven A. Webster. (incorporated by reference to Exhibit 2.5 to our Current Report on Form 8-K filed on September 28, 2012)
3.1	—	Form of Amended and Restated Certificate of Incorporation of Union Drilling (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 (File No. 333-127525) filed on August 15, 2005).
3.2	—	Form of Amended and Restated Bylaws of Union Drilling (incorporated by reference to Exhibit 3.1 to our Form 8-K (File No. 000-51630) filed on August 9, 2007).
31.1*	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.**
31.2*	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.**
32.1*	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.**
32.2*	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.**
101	—	Financial statements from the quarterly report on Form 10-Q of Union Drilling, Inc. for the quarter ended September 30, 2012, filed November 2, 2012, formatted in XBRL; (i) the Condensed Statements of Operations, (ii) Condensed Balance Sheets, (iii) Condensed Statement of Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows and (v) the Notes to Condensed Financial Statements.***

*	Filed with this Report.
**	This Certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. This Certification shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, whether made before or after the date hereof, except to the extent that the Company specifically incorporates it by reference.
***	The XBRL-related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.
Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of regulation S-K. The Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule upon request.